Form 10-Q
period 1997-09-30
OMEGA RESEARCH INC
filed 1997-11-12
CIK 1042814

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE  ACT OF 1934

         For the transition period from _______ to ________

                         Commission file number 0-22895

                              OMEGA RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

            FLORIDA                                          59-2223464
            -------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                 8700 WEST FLAGLER STREET, MIAMI, FLORIDA 33174
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (305) 551-9991
                             -----------------------
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]    No [X *]

* REGISTRANT BECAME SUBJECT TO THE FILING REQUIREMENTS ON SEPTEMBER 30, 1997.

   AS OF NOVEMBER 7, 1997 THERE WERE 22,238,108 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.


                              OMEGA RESEARCH, INC.

                                      INDEX

                                                                                        PAGE
                                                                                        ----

PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements:

           Balance Sheets
              December 31, 1996 (audited), September 30, 1997
              (unaudited) and Pro Forma September 30, 1997 (unaudited)                    3

           Statements of Income
              Three and Nine months ended September 30, 1996
              and 1997 (unaudited)                                                        4

           Statements of Cash Flows
              Nine months ended September 30, 1996 and 1997 (unaudited)                   5

           Notes to Financial Statements                                                  6


     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                        8

PART II. OTHER INFORMATION


     Item 2. Changes in Securities and Use of Proceeds                                   13

     Item 4. Submission of Matters to a Vote of Security Holders                         14

     Item 6. Exhibits and Reports on Form 8-K                                            15

Signature                                                                                15

Exhibit Index                                                                            16




                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              OMEGA RESEARCH, INC.
                                 BALANCE SHEETS

                                                                                          PRO FORMA
                                                            DECEMBER 31,  SEPTEMBER 30, SEPTEMBER 30,
                                                                1996          1997          1997
                                                            ------------  ------------  ------------
                    ASSETS                                   (Audited)     (Unaudited)   (Unaudited)
                                                                                           (Note 3)
CURRENT ASSETS:
        Cash and cash equivalents                           $    141,633  $    114,228  $ 12,539,673
        Accounts receivable, net                               4,357,048    10,015,150    10,015,150
        Inventories                                               92,188       154,073       154,073
        Prepaid and other current assets                           5,690       709,734        44,734
        Deferred income taxes                                       --       2,967,000     2,967,000
                                                            ------------  ------------  ------------
             Total current assets                              4,596,559    13,960,185    25,720,630

PROPERTY AND EQUIPMENT, net                                    1,085,112     1,016,468     1,016,468
OTHER ASSETS                                                     121,657        90,311        90,311
                                                            ------------  ------------  ------------
             TOTAL ASSETS                                   $  5,803,328  $ 15,066,964  $ 26,827,409
                                                            ============  ============  ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable                                    $    482,662  $  1,244,557  $    574,557
        Accrued expenses                                         485,189       539,425       539,425
        Income taxes payable                                        --       1,800,000     1,800,000
        Note payable to bank                                        --      15,000,000          --
                                                            ------------  ------------  ------------
             Total current liabilities                           967,851    18,583,982     2,913,982
                                                            ------------  ------------  ------------
SHAREHOLDERS' EQUITY:
        Preferred stock, $.01 par value; 25,000,000 shares
           authorized, none issued and outstanding                  --            --            --
        Common stock, $.01 par value; 100,000,000
           shares authorized, 19,480,000 issued and
           outstanding (22,238,108 shares pro forma)             194,800       194,800       222,381
        Additional paid-in capital                                 2,517    (3,711,818)   23,691,046
        Retained earnings                                      4,638,160          --            --
                                                            ------------  ------------  ------------
             Total shareholders' equity (deficit)              4,835,477    (3,517,018)   23,913,427
                                                            ------------  ------------  ------------
             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $  5,803,328  $ 15,066,964  $ 26,827,409
                                                            ============  ============  ============



The accompanying notes to financial statements are an integral part of these balance sheets.



                              OMEGA RESEARCH, INC.
                              STATEMENTS OF INCOME
                                  (Unaudited)



                                                         THREE MONTHS ENDED         NINE MONTHS ENDED
                                                            SEPTEMBER 30,              SEPTEMBER 30,
                                                     -------------------------   -------------------------
                                                         1996          1997          1996           1997
                                                     -----------   -----------   -----------   -----------
REVENUES:
        Licensing fees                               $ 3,870,233   $ 7,017,901   $10,192,357   $19,110,327
        Other revenues                                 1,098,190     1,234,670     2,884,668     3,761,230
                                                     -----------   -----------   -----------   -----------
             Total revenues                            4,968,423     8,252,571    13,077,025    22,871,557
                                                     -----------   -----------   -----------   -----------

OPERATING EXPENSES:
        Cost of licensing fees                           462,094       547,351     1,342,923     1,402,934
        Product development                              322,135       507,399       698,657     1,350,316
        Sales and marketing                            1,542,629     3,034,349     4,145,726     7,980,317
        General and administrative                       568,401     1,317,972     1,566,249     3,913,477
                                                     -----------   -----------   -----------   -----------
             Total operating expenses                  2,895,259     5,407,071     7,753,555    14,647,044
                                                     -----------   -----------   -----------   -----------

               Income from operations                  2,073,164     2,845,500     5,323,470     8,224,513
OTHER INCOME, net                                         38,738           181        47,251        17,845
                                                     -----------   -----------   -----------   -----------
               Income before income taxes              2,111,902     2,845,681     5,370,721     8,242,358

BENEFIT FOR INCOME TAXES                                    --      (1,167,000)         --      (1,167,000)
                                                     -----------   -----------   -----------   -----------
               Income before proforma income taxes     2,111,902     4,012,681     5,370,721     9,409,358

PRO FORMA TAX ADJUSTMENTS (Note 1):
        Pro forma income taxes                           834,201     1,124,044     2,121,435     3,255,731
        Nonrecurring tax credit                             --       1,167,000          --       1,167,000
                                                     -----------   -----------   -----------   -----------
        Pro forma net income                         $ 1,277,701   $ 1,721,637   $ 3,249,286   $ 4,986,627
                                                     ===========   ===========   ===========   ===========

PRO FORMA NET INCOME PER SHARE                       $      0.06   $      0.09   $      0.16   $      0.25
                                                     ===========   ===========   ===========   ===========
WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                            20,220,670    20,220,670    20,220,670    20,220,670
                                                     ===========   ===========   ===========   ===========


The accompanying notes to financial statements are an integral part of these statements.



                              OMEGA RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          ---------------------------
                                                                               1996            1997
                                                                          -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before pro forma income taxes                                      $ 5,370,721    $  9,409,358
Adjustments to reconcile income before pro forma income
   taxes to net cash provided by operating activities:
    Depreciation and amortization                                             264,883         475,356
    Provision for doubtful accounts                                           590,721       1,815,422
    Compensation expense on stock option grants                                  --            77,756
    Deferred income tax benefit                                                  --        (2,967,000)
    Write-off of fixed assets                                                  25,000            --
    (Increase) decrease in:
         Accounts receivable                                               (2,460,794)     (7,473,524)
         Inventories                                                           57,593         (61,885)
         Prepaid expenses and other current assets                             (5,198)       (704,044)
         Other assets                                                         (46,800)        (40,000)
    Increase in:
         Accounts payable                                                     382,048         761,895
         Accrued expenses                                                      31,852          54,236
         Income taxes payable                                                    --         1,800,000
                                                                          -----------    ------------
             Net cash provided by operating activities                      4,210,026       3,147,570
                                                                          -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (136,091)       (812,789)
    Capitalized software development costs                                   (150,151)        (29,358)
                                                                          -----------    ------------
             Net cash used in investing activities                           (286,242)       (842,147)
                                                                          -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to shareholders                                          (2,521,561)    (17,332,828)
    Proceeds from note payable to bank                                           --        15,000,000
                                                                          -----------    ------------
             Net cash used in financing activities                         (2,521,561)     (2,332,828)
                                                                          -----------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        1,402,223         (27,405)

CASH AND CASH EQUIVALENTS, beginning of period                                311,468         141,633
                                                                          -----------    ------------

CASH AND CASH EQUIVALENTS, end of period                                  $ 1,713,691    $    114,228
                                                                          ===========    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
   Effective June 30, 1997, the Company declared a dividend distributing land and a building, with a carrying value of $506,781, to its shareholders.

The accompanying notes to financial statements are an integral part of these statements.


                               OMEGA RESEARCH, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

   The accompanying financial statements should be read in conjunction with the financial statements and notes to financial statements included in the Company's Prospectus dated September 30, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1996 and 1997 and cash flows for the nine months ended September 30, 1996 and 1997 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows which may be reported for the year or for any subsequent period.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The following is a summary of significant accounting policies followed in the preparation of these financial statements.

   ACCOUNTS RECEIVABLE

   Accounts receivable are principally from individuals, distributors and retailers of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of $830,430 and $2,593,852 (unaudited) at December 31, 1996 and September 30, 1997, respectively, and allowances for potential returns of approximately $1,796,859 and $5,075,000 (unaudited) at December 31, 1996 and September 30, 1997, respectively.

   INCOME TAX STATUS

   For income tax purposes, the Company was an S corporation prior to September 30, 1997. Accordingly, net income and related timing differences which arise in the recording of income and expense items for financial reporting and tax reporting purposes were included in the individual tax returns of the S corporation shareholders. Effective September 30, 1997, the Company terminated its S corporation election, and, as a result, adopted Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES ("SFAS No. 109"). SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

   Upon adoption of SFAS No. 109 during the third quarter, the Company recorded a benefit for income taxes which reflects a non-recurring deferred income tax credit (the "FAS 109 Credit") of approximately $3.0 million partially offset by a $1.8 million provision for income taxes payable. The FAS 109 Credit recognized net deferred tax assets arising from book and tax basis differences that arose primarily as a result of accounts receivable reserves. The $1.8 million in income taxes payable relate to federal and state income taxes owed by the Company as a result of an approximate $4.6 million in S corporation taxable earnings which will be recognized by the Company, for tax purposes, in the remainder of 1997 and during 1998.

The pro forma adjustment to reflect income taxes included in the accompanying statements of income is for informational purposes only. Income taxes have been provided at the estimated effective rate of 39.5%.

PRO FORMA NET INCOME PER SHARE

        Pro forma net income per common share and common share equivalents have been computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common share and common share equivalents issued at prices below the assumed public offering price during the 12-month period prior to the proposed public offering having been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of $11.00 per share).

2.      NOTE PAYABLE TO BANK AND DIVIDENDS PAID TO SHAREHOLDERS

   On September 29, 1997, the Company borrowed $15,000,000 from a bank at a variable interest rate of 6.25%. Such amount was borrowed in order to fund a $15.4 million dividend paid to the Company's S corporation shareholders just prior to terminating the Company's S corporation election. This amount represented the Company's best estimate of undistributed tax earnings and will be adjusted once the actual amount of S corporation undistributed tax earnings is determined.

    The $15.0 million note payable to bank, which was payable on October 22, 1997, was repaid on October 6, 1997 with proceeds from the Company's initial public offering.

3.      SUBSEQUENT EVENTS

   On October 6, 1997, the Company closed on its initial public offering (the "Offering") of 3.7 million shares of common stock of the Company. Of the shares of common stock offered to the public 2.6 million shares of common stock were sold by the Company and 1.1 million shares of common stock were sold by the selling shareholders.

   On November 5, 1997, the Company closed on the underwriters' purchase of 225,000 additional shares of common stock pursuant to the exercise of a portion of their over-allotment option granted in the Offering. Of the shares exercised, 158,108 shares of common stock were sold by the Company and 66,892 shares of common stock were sold by the selling shareholders.

   UNAUDITED PRO FORMA BALANCE SHEET

   The accompanying unaudited pro forma balance sheet at September 30, 1997, assumes the effects, on a pro forma basis, of the following transactions:
(a) the receipt of approximately $28.2 million received from the sale of approximately 2.8 million shares of the Company's common stock, (b) the repayment of the $15 million short term note payable to the bank, and (c) the repayment of expenses of the Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This discussion should be read in conjunction with the Financial Statements and the Notes to Financial Statements contained herein. The results of operations for an interim period may not give a true indication of results for the year, or for any subsequent period.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, certain items in the Company's statement of income reflected as a percentage of total revenues and as a percentage of licensing fees:


                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                         ---------------------             ---------------------
                                          1996            1997              1996           1997
                                         -----           -----             -----          -----
AS A PERCENTAGE OF TOTAL REVENUES:
     Licensing fees                       77.9%           85.0%             77.9%          83.6%
     Other revenues                       22.1            15.0              22.1           16.4
                                         -----           -----             -----          -----
           Total revenues                100.0           100.0             100.0          100.0
                                         -----           -----             -----          -----

Operating expenses:
     Cost of licensing fees                9.3             6.6              10.3            6.1
     Product development                   6.5             6.1               5.3            5.9
     Sales and marketing                  31.1            36.8              31.7           34.9
     General and administrative           11.4            16.0              12.0           17.1
                                         -----           -----             -----          -----

           Total operating expenses       58.3            65.5              59.3           64.0
                                         -----           -----             -----          -----

Income from operations                    41.7%           34.5%             40.7%          36.0%
                                         =====           =====             =====          =====


AS A PERCENTAGE OF LICENSING FEES:
Operating expenses:
     Cost of licensing fees               11.9%            7.8%             13.2%           7.3%
     Product development                   8.3             7.2               6.9            7.1
     Sales and marketing                  39.9            43.2              40.6           41.7
     General and administrative           14.7            18.8              15.4           20.5
                                         -----           -----             -----          -----

           Total operating expenses       74.8%           77.0%             76.1%          76.6%
                                         =====           =====             =====          =====


QUARTERS ENDED SEPTEMBER 30, 1996 AND 1997

REVENUES

        TOTAL REVENUES. The Company's total revenues increased 66% from $5.0 million in the three months ended September 30, 1996 to $8.3 million in the comparable period of 1997.

        LICENSING FEES. Licensing fees increased 81% from $3.9 million in the three months ended September 30, 1996 to $7.0 million in the comparable period of 1997, primarily due to an increase in TRADESTATION sales and the introduction of OPTIONSTATION in September 1996. The Company believes that the increased net unit shipments of TRADESTATION were due to new marketing efforts, an emphasis on providing customers with the ability to pay for products monthly over a 12-month period and growth in the Company's sales and marketing organization.

        OTHER REVENUES. Other revenues increased 12% from $1.1 million in the three months ended September 30, 1996 to $1.2 million in the comparable period of 1997, primarily due to an increase in minimum royalties under the Company's license agreement with Dow Jones Markets offset by the impact of certain one time payments received during the 1996 third quarter.

    OPERATING EXPENSES

        COST OF LICENSING FEES. Cost of licensing fees consists primarily of product media, packaging and storage and inventory costs. Cost of licensing fees as a percentage of licensing fees improved from 12% in the three months ended September 30, 1996 to 8% in the comparable period of 1997, primarily due to increased unit sales of higher-priced products as a percentage of total unit sales.

        PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of new products, enhancements to existing products, testing of products and the creation of training manuals, and consist primarily of salaries, other personnel costs and depreciation of computer and related equipment. Product development expenses were $322,000 in the three months ended September 30, 1996 as compared to $507,000 in the comparable period of 1997, primarily due to an increase in the number of individuals employed in product development. The Company believes that a significant level of product development expenditures will be required to remain competitive, particularly as it enters the institutional investor market. Accordingly, the Company anticipates that the dollar amount of product development expense will increase for the foreseeable future.

        SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries for the customer support center and marketing personnel, commissions and other personnel costs, shipping costs and marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products to investors. Sales and marketing expenses were $1.5 million in the three months ended September 30, 1996 as compared to $3.0 million in the comparable period of 1997, primarily due to increased advertising (including print advertising, the use of sales seminars, television advertising and direct mailers) of $855,000, personnel costs for the customer support center and commissions of $507,000, telephone expenses of $91,000 and shipping costs of $47,000. Sales and marketing expenses as a percentage of licensing fees increased from 40% in the three months ended September 30, 1996 as compared to 43% in the comparable period of 1997. The Company expects to continue hiring additional personnel and anticipates that sales and marketing expenses will increase in absolute dollar amount at least through the remainder of 1997.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee related costs for support functions such as executive, human resources, finance, information systems and administrative personnel as well as external professional fees, rent and other facilities expense and provision for bad debts. General and administrative expenses were $568,000 in the three months ended September 30, 1996 as compared to $1.3 million in the comparable period of 1997, primarily due to increases in the provision for bad debts associated with increased revenues and increases in personnel, contract labor and professional fees necessary to manage the growth of the Company. The Company believes that the dollar amount of its general and administrative expenses will increase as the Company incurs additional costs (including directors' and officers' liability insurance, investor relations costs and increased professional fees) related to being a public company.

    OTHER INCOME, NET

   Other income, net consists primarily of interest income from cash and cash equivalents offset by interest expense related to the short term note payable to bank during 1997 and also includes sales tax refunds received during 1996. The Company generally invests in interest-bearing accounts and overnight investments. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net decreased from $39,000 in the three months ended September 30, 1996 as compared to an immaterial amount in the comparable period of 1997 primarily due to the receipt of approximately $25,000 in sales tax refunds during August 1996 and interest expense related to the $15 million short term note payable to a bank obtained during the last week of the quarter ended September 30, 1997. See
Note 2 to Notes to Financial Statements.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

REVENUES

        TOTAL REVENUES. The Company's total revenues increased 75% from $13.1 million in the first nine months of 1996 to $22.9 million in the comparable period of 1997.

        LICENSING FEES. Licensing fees increased 88% from $10.2 million in the first nine months of 1996 to $19.1 million in the comparable period of 1997, primarily due to an increase in TRADESTATION sales and, to a lesser extent, the introduction of OPTIONSTATION in September 1996. The Company believes that the increased net unit shipments of TRADESTATION were due to new marketing efforts, an emphasis on providing customers with the ability to pay for products monthly over a 12-month period and growth in the Company's sales and marketing organization. The Company has increased its returns reserves during the first nine months of 1997 to provide for the impact that its new marketing efforts may have on returns.

        OTHER REVENUES. Other revenues increased 30% from $2.9 million in the first nine months of 1996 to $3.8 million in the comparable period of 1997, primarily due to an increase in minimum royalties under the Company's license agreement with Dow Jones Markets.

    OPERATING EXPENSES

        COST OF LICENSING FEES. Cost of licensing fees as a percentage of licensing fees improved from 13% in the first nine months of 1996 to 7% in the comparable period of 1997, primarily due to increased unit sales of higher-priced products as a percentage of total unit sales.

        PRODUCT DEVELOPMENT. Product development expenses were $699,000 in the first nine months of 1996 as compared to $1.4 million in the comparable period of 1997, primarily due to an increase in the number of individuals employed in product development. Product development expenses as a percentage of licensing fees did not change significantly in the first nine months of 1996 as compared to the comparable period of 1997.

        SALES AND MARKETING. Sales and marketing expenses were $4.1 million in the first nine months of 1996 as compared to $8.0 million in the comparable period of 1997, primarily due to increased advertising (including print advertising, the use of sales seminars, television advertising and direct mailers) of $2.3 million, personnel costs for the customer support center and commissions of $1.1 million, shipping costs of $117,000, and telephone expenses of $231,000.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1.6 million in the first nine months of 1996 as compared to $3.9 million in the comparable period of 1997, primarily due to increases in the provision for bad debts associated with increased revenues, increases in personnel, contract labor and professional fees necessary to manage the growth of the Company and rent related to the Company's new corporate headquarters.

    OTHER INCOME, NET

        Other income, net decreased from $47,000 in the first nine months of 1996 to $18,000 in the comparable period of 1997 primarily due to the receipt of approximately $25,000 in sales tax refunds during August 1996.

INCOME TAXES

   The benefit for income taxes in the third quarter of 1997 reflects a non-recurring deferred income tax credit (the "FAS 109 Credit") of approximately $3.0 million partially offset by a $1.8 million provision for income taxes payable. Since 1988, and until September 1997, the Company elected for its earnings to be taxed directly to the Company's shareholders as an S corporation under the Internal Revenue Code of 1986, as amended. On September 30, 1997, the Company terminated its S corporation election, and, as a result, recognized the FAS 109 Credit to record net deferred tax assets arising from book and tax basis differences that arose primarily as a result of accounts receivable reserves. The $1.8 million in income taxes payable relate to federal and state income taxes owed by the Company as a result of an approximate $4.6 million in S corporation taxable earnings which will be recognized by the Company, for tax purposes, in the remainder of 1997 and during 1998.

LIQUIDITY AND CAPITAL RESOURCES

        Cash provided by operating activities totaled $3.1 million for the nine months ended September 30, 1997 compared to $4.2 million for the nine months ended September 30, 1996. The decrease in cash provided by operations in the first nine months of 1997 was primarily attributable to an increase in the growth of accounts receivable balances during the first nine months of 1997. Accounts receivable growth increased during this period as a result of increased sales generated by expanded marketing and sales efforts. Although the Company has, since 1992, granted its customers extended payment terms, only recently have they been extended from 10 to 12 months.

        The Company's investing activities used cash of $842,000 and $286,000 in the first nine months of 1997 and 1996, respectively. The principal use of cash in investing activities was for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations. Capital expenditures in 1997 also include purchases of furniture and fixtures and leasehold improvements related to the Company's move to a new corporate headquarters in February 1997.

        The Company's financing activities used cash of $2.3 million and $2.5 million in the first nine months of 1997 and 1996, respectively. Dividends to the Company's S corporation shareholders increased by approximately $14.8 million, and were offset by the $15.0 million note payable obtained from a bank during the third quarter of 1997 to finance the dividend paid on September 29, 1997. See Note 2 to Notes to Financial Statements.

        Assuming there is no significant change in the Company's business, the Company believes that existing cash balances, including proceeds received from the Company's initial public offering, and cash flow from operations will be sufficient to meet its normal working capital and capital expenditure requirements for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING STANDARDS

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number 128, EARNINGS PER SHARE ("SFAS 128") which changes the method of calculating earnings per share. SFAS 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. The statement is effective for financial statements for periods ending after December 15, 1997. The Company will adopt SFAS 128 in the fourth quarter of 1997, as early adoption is not permitted. The following table presents pro forma earnings per share amounts calculated in accordance with SFAS 128.

                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                               SEPTEMBER 30                   SEPTEMBER 30
                                               ------------                   ------------
                                           1996              1997         1996              1997
                                          -----             -----        -----             -----
Pro forma earnings per share:
    Basic earnings per share              $0.07             $0.09        $0.17             $0.26
    Diluted earnings per share            $0.06             $0.09        $0.16             $0.25


FORWARD-LOOKING STATEMENTS

   This quarterly report on Form 10-Q contains statements that are forward looking within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward looking statements are made pursuant to the safe harbor provisions of the Security Litigation Reform Act of 1995. When used in this quarterly report on Form 10-Q, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "may," "prospect" and similar expressions as they relate to the Company or its management are intended to identify forward-looking statements. These statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced. Factors that may cause or contribute to such differences and impact future events include, but are not limited to, those discussed in the Company's filings with the Securities and Exchange Commission including the risk factors set forth in the Company's Prospectus dated September 30, 1997.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDINGS

(C)     SALES OF UNREGISTERED SECURITIES

   The Company has not issued or sold any unregistered securities during the quarter ended September 30, 1997 except that, pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan, the Company granted (i) on July 21, 1997, non-qualified stock options to purchase an aggregate of 5,000 shares of the Company's Common Stock to one employee; (ii) on August 4, 1997, non-qualified stock options to purchase an aggregate of 3,000 shares of the Company's Common Stock to one employee; (iii) on August 14, 1997, non-qualified stock options to purchase an aggregate of 15,000 shares of the Company's Common Stock to three employees; (iv) on August 18, 1997, non-qualified stock options to purchase an aggregate of 17,500 shares of the Company's Common Stock to one employee; (v) on September 29, 1997, incentive stock options to purchase an aggregate of 76,925 shares of the Company's Common Stock to seventy-eight employees; and (vi) on September 30, 1997, non-qualified stock options to purchase an aggregate of 5,000 shares of the Company's Common Stock to a consultant of the Company. The exercise price of the stock options granted on July 21 and August 4, 14 and 18, 1997 was $7.25 per share and on September 29 and 30, 1997 was $11.00 per share (the initial public offering price of the Company's Common Stock). All the foregoing stock options vest at the rate of twenty (20%) percent per annum commencing on the first anniversary of the date of grant (except that the 5,000 options granted to the consultant vest 100% six months from the date of grant) and are exercisable through, but no later than, ten years from the date of grant. The foregoing stock options were granted by the Company in reliance upon the exemption from registration available under
Section 4(2) of the Securities Act of 1933, as amended.

(D)     USE OF PROCEEDS

(1) The effective date of the Securities Act registration statement for which the use of proceeds is being disclosed is September 30, 1997, and the Securities and Exchange Commission file number assigned to the Company's Registration Statement on Form S-1 is 333-32077 (the "Registration Statement").

(2) The initial public offering of the Company (the "Offering") in connection with the Registration Statement commenced on October 1, 1997.

(3) The Offering did not terminate before any securities were sold.

(4) (i) The Offering terminated with the closing on November 5, 1997 of the purchase by the several underwriters of 225,000 shares of the Company's Common Stock (158,108 shares from the Company and 66,892 shares from the selling shareholders) pursuant to a partial exercise by the several underwriters of their over-allotment option. The Offering terminated before the sale of all of the 4,255,000 shares of Common Stock registered pursuant to the Registration Statement (including the 555,000 shares of Common Stock registered solely to cover over-allotments).

    (ii) The names of the managing underwriters are BancAmerica Robertson Stephens (formerly known as Robertson, Stephens and Company LLC), Lehman Brothers Inc. and Hambrecht & Quist LLC.

    (iii) The Registration Statement covered shares of Common Stock, $.01 par value, of the Company.

    (iv) The total number of shares of Common Stock registered for the account of the Company was 2,990,000 shares with an aggregate offering price of $32,890,000 and for the account of the selling shareholders was 1,265,000 shares with an aggregate offering price of $13,915,000. Of such total number of shares registered for the account of the Company, 2,758,108 shares of Common Stock were sold with an aggregate offering price of $30,339,188. Of the total number of shares registered for the account of the selling shareholders, 1,166,892 shares of Common Stock were sold with an aggregate offering price of $12,835,812.

    (v) Since the effective date of the Registration Statement was September 30, 1997 (the last day of the Company's reporting period with respect to this Form 10-Q) and the initial closing of the Offering was not until October 6, 1997, the following information is provided through November 5, 1997 (the date of the closing of the purchase of a portion of the over-allotment option shares by the several underwriters). The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the shares of Common Stock registered pursuant to the Registration Statement are as follows:

           (1) Underwriters discounts and commissions       $2,123,743.16

           (2) Finder's fees                                         0.00

           (3) Expenses paid to or for underwriters              8,673.00*

           (4) Other expenses                                  776,327.00*
                                                            --------------

           (5) Total Expenses                               $2,908,743.16*
                                                            ==============

           The expenses above marked with an asterisk (*) represent a reasonable estimate of the amount of expenses incurred instead of the actual amount of expenses. None of the foregoing expenses were paid to directors or officers of the Company or their associates or to persons owning ten (10%) percent or more of any class of equity securities of the Company or to any affiliates of the Company. Accordingly, all of the foregoing expenses were payments to third parties.

    (vi) The estimated net offering proceeds to the Company after deducting the total expenses described in paragraph (v) above is $27,430,444.84.

    (vii) The net offering proceeds used by the Company through November 5, 1997, were $15,017,979 to repay a short-term bank loan (both principal and interest) which the Company obtained in order to pay immediately prior to the effective date of the Registration Statement a cash dividend to the Company's then existing shareholders equal to the Company's then estimate of the undistributed accumulated earnings during the period the Company was an S corporation. The balance of the net offering proceeds have been temporarily invested in tax-free, short-term, interest bearing instruments pending the use by the Company for working capital and other general corporate purposes.

    (viii) The use of the net offering proceeds as described in paragraph (vii) above does not represent a material change in the use of the proceeds described in the Company's prospectus dated September 30, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 1997, and prior to the Company's Registration Statement becoming effective and the closing of the Offering, the Company's shareholders by joint unanimous written consents of the Company's shareholders and Board of Directors dated July 16, 1997, July 24, 1997, August 14, 1997 and September 22, 1997, authorized and approved various corporate actions and matters, including, without limitation, the adoption of the Second Amended and Restated Articles of Incorporation and Second Amended and Restated Bylaws of the Company, the election of the Company's Board of Directors comprised of William Cruz, Ralph Cruz, Salomon Sredni, Peter Parandjuk and Marc Stone, the adoption of the Company's 1997 Nonemployee Director Stock Option Plan, 1997 Employee

Stock Purchase Plan and the Amended and Restated 1996 Incentive Stock Option Plan, various matters related to the Offering, the filing of the Registration Statement and the listing of the Company's Common Stock on the Nasdaq National Market System, the termination by revocation of the Company's election to be an S corporation and a dividend of undistributed S corporation earnings to its then existing shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   11.1    Statement Re: Computation of Per Share Earnings

   27.1    Financial Data Schedule

(b) Report on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1997.





                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OMEGA RESEARCH, INC.
                              Registrant

NOVEMBER 11, 1997             /S/ SALOMON SREDNI
--------------------          -----------------------------------
Date                          Salomon Sredni
                              Vice President of Operations, Chief Financial
                                Officer and Treasurer
                              (Signing both in his capacity as an authorized
                                officer and as Chief Accounting Officer of the Registrant)

                              OMEGA RESEARCH, INC.

                                  EXHIBIT INDEX

  EXHIBIT
     NO.                    DOCUMENT DESCRIPTION
  -------                   --------------------


   11.1           Statement Re: Computation of Per Share Earnings


   27.1           Financial Data Schedule