Form 10-K405
period 1997-12-31
OMEGA RESEARCH INC
filed 1998-03-27
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]      Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the fiscal year ended DECEMBER 31, 1997 or

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from __________ to ________

                         Commission file number: 0-22895

                              OMEGA RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

           FLORIDA                                     59-2223464
(State or other jurisdiction of
 incorporation or organization)            (I.R.S. Employer Identification No.)


               8700 WEST FLAGLER STREET, MIAMI, FLORIDA          33174
               (Address of principal executive offices)        (Zip Code)

                                 (305) 551-9991
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 16, 1998, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET ON MARCH 16, 1998 WAS APPROXIMATELY $15,350,000.

         THE REGISTRANT HAD 22,246,508 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MARCH 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

  (SPECIFIC SECTIONS INCORPORATED ARE IDENTIFIED UNDER APPLICABLE ITEMS HEREIN)

         CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED IN CONNECTION WITH ITS 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                TABLE OF CONTENTS

                                                                        PAGE NO.

PART I

ITEM 1.  BUSINESS..............................................................1
            Overview...........................................................1
            Recent Developments................................................1
            Industry Background................................................1
            Products...........................................................3
            Sales and Marketing................................................5
            Strategic Relationships............................................6
            Product Development and Year 2000 Compliance.......................7
            Customer Support and Training......................................9
            Competition........................................................9
            Intellectual Property.............................................10
            Employees.........................................................11

ITEM 2.  PROPERTIES...........................................................12

ITEM 3.  LEGAL PROCEEDINGS....................................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................12


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS..........................................13
            Common Stock Information..........................................13
            Dividend Policy...................................................13
            Recent Sales of Unregistered Securities...........................14
            Use of Proceeds...................................................14

ITEM 6.  SELECTED FINANCIAL DATA..............................................15

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................17
            Overview .........................................................17
            Results of Operations.............................................19
            Years Ended December 31, 1997 and 1996............................20
            Years Ended December 31, 1996 and 1995............................21
            Income Taxes......................................................22
            Variability of Results............................................23
            Liquidity and Capital Resources...................................23
            Recently Issued Accounting Standards..............................25
            Year 2000 Compliance..............................................26
            Forward-Looking Statements; Business Risks........................26

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................32

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................32

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................32

ITEM 11. EXECUTIVE COMPENSATION...............................................32

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT................................................32

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................32

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K..................................................33

SIGNATURES....................................................................35

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW

     Omega Research, Inc. ("Omega Research" or the "Company") is a leading provider of real-time investment analysis software for the Microsoft Windows operating system. The Company's principal products are TRADESTATION, OPTIONSTATION and SUPERCHARTS. TRADESTATION enables investors to historically test the profitability of their own investment and trading strategies and then computer-automate those strategies to generate real-time buy and sell signals. OPTIONSTATION enables investors who are not options experts or mathematicians to benefit from advanced stock, index and futures options trading strategies, and SUPERCHARTS provides investors with state-of-the-art technical analysis capabilities. The Company designs its products as PLATFORM APPLICATIONS: unique software applications that also serve as platforms for independent third-party solutions. Over 150 independent developers have developed software products for the Omega Research Platform.

RECENT DEVELOPMENTS

     On October 1, 1997, the initial public offering of the Company's Common Stock commenced, with an aggregate of 3,700,000 shares being offered by the Company and the selling shareholders at $11.00 per share (the "Initial Public Offering"). On November 5, 1997, the Initial Public Offering concluded upon the partial exercise by the underwriters of the over-allotment option granted by the Company and the selling shareholders. In total, the Company sold 2,758,108 shares at an aggregate offering price of approximately $30.3 million and the selling shareholders sold 1,166,892 shares at an aggregate offering price of approximately $12.8 million. The Company received no portion of the net proceeds of the shares offered by the selling shareholders. The net proceeds of the shares offered by the Company were approximately $27.4 million, after deducting costs associated with the Initial Public Offering. For a discussion of the use of the proceeds of the Initial Public Offering by the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 of Notes to Financial Statements.

     Prior to the Initial Public Offering, the Company elected for federal and state income tax purposes to be treated as an S corporation under the Internal Revenue Code of 1986, as amended (the "Code"), and comparable state tax laws. As a result, earnings of the Company were taxed for federal and state income tax purposes directly to the shareholders of the Company, rather than to the Company. Immediately prior to the Initial Public Offering, and effective on September 30, 1997, the Company revoked its S corporation election and converted from an S corporation to a C corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Income Taxes" and Notes 1 and 7 of Notes to Financial Statements.

INDUSTRY BACKGROUND

     In the last 25 years there has been unprecedented growth in the financial markets as increasing amounts of capital have been actively invested in an effort to generate superior returns. According to the Investment Company Institute, total financial assets of U.S. households were $14.0 trillion at the end of 1995, and are expected to grow to over $22.5 trillion by the year 2000. Traditionally, financial instruments were held to maturity or for long investment horizons, but in today's environment of abundant data flow and low transaction costs, financial instruments are increasingly being actively traded. Average daily trading volume on the New York Stock Exchange has grown from 18.6 million shares in 1975 to 503.5 million shares in 1997. Nasdaq daily trading volume has grown even faster, from an average of 5.5 million shares in 1975 to 607.9 million shares in 1997.

     Increased investment and trading activity is being driven by both individual and institutional investors. Forrester Research, a market research firm, estimates that by the year 2000 over $46 billion in financial assets will be managed over the Internet by individuals. Through the advent of self-directed 401(k) plans and improved awareness and knowledge of the financial markets, individual investors are increasingly seeking to self-manage their financial assets. The broad availability of financial information on-line has enabled individual investors to become more sophisticated and knowledgeable about investing, having experienced greater access to stock quotes, financial market data, investment advice and other investment information through the Internet or through other on-line services. In addition to increased information flows, the increased popularity and proliferation of discount and on-line brokerage services have resulted in reduced transaction costs to the individual investor, thereby facilitating the increase in investment activity.

     Investment and trading activity has also increased significantly among institutional investors, including mutual funds, pension funds, hedge funds, savings institutions and brokerage firms. According to a report by Putnam, Lovell & Thorton, a firm that conducts market research on the investment management industry, total financial assets managed by the U.S. money management industry grew from $1.4 trillion in 1980 to $10.3 trillion at the end of 1995. In addition, the number of mutual funds in the United States has doubled from 3,105 in 1990 to 6,293 in 1996. This proliferation of funds, together with increasing competitiveness among institutions seeking to deliver superior investment returns to their customers, has contributed to increased investment and trading activity by institutional investors.

     Investors, both individual and institutional, require financial market data to make their investment or trading decisions. Investors today have access to large quantities of financial market data increasingly being offered on a real-time basis at substantially lower cost than ever before. Data are readily available from a variety of data vendors, including companies such as Dow Jones Markets, Inc. ("Dow Jones Markets"), ADP, Bloomberg, Bridge Information Systems, Commodity Quote Graphics, FutureSource, ILX, Reuters and S&P ComStock, all of which generally serve the institutional market, and BMI, DTN, Dial/Data, PC Quote, Signal, Telescan and TeleChart 2000, which generally serve the individual investor market. In addition, the Internet is becoming an increasingly valuable conduit of information for individual and institutional investors seeking to support their investment decision-making.

     While financial market data have been available for some time, typically only large institutional investors with access to mainframe or minicomputer-based systems have had the capability to manipulate, organize and analyze such data to support their investment decisions. Historically, such activities have been expensive and time consuming, and usually performed in the "back office" of institutional investors through custom programming by information technology professionals. The emergence of easy-to-use powerful personal computers with standard operating systems has brought analytical capability to "front office" decision makers of institutional investors, as well as to individual investors who historically have not had access to such technology or information.

     With the advanced processing capabilities of today's personal computers, both individual and institutional investors are demanding powerful investment analysis software to improve their investment decision-making. Historically, investment analysis software for the personal computer has generally been limited to passive charting and analysis. However, as vast new quantities and types of financial market data have become available, a need has arisen for decision support software which enables investors to analyze market data in new and powerful ways, including the design, testing and validation of custom investment strategies and the implementation of those strategies in real time. Investors are seeking to leverage quantitative data to make improved investment decisions through the use of software solutions which provide powerful investment analysis capabilities, open and extendible software platforms, support for a wide variety of financial instruments and markets, and ease of use.

PRODUCTS

     The Company's investment analysis software products, each of which operates in a Microsoft Windows environment, are currently marketed to individual investors and, through Dow Jones Markets, to institutional investors. Products marketed directly by the Company are technically compatible with data feeds and services offered by BMI, Dial/Data, FutureSource, Signal, S&P ComStock and Telescan, and are currently offered with a historical financial market database on CD-ROM containing up to 25 years of history on each security and index included in the database. The compatibility of the Company's products with data feeds may differ from time to time as the Company introduces new products and new versions of existing products. Each of the Company's principal products operates on real-time, delayed and end-of-day data, except for the end-of-day version of SUPERCHARTS.

     The Company develops its principal products as "platform applications," unique and valuable software applications that also serve as platforms for third-party solutions which add value to the products (collectively, the "Omega Research Platform"). The Omega Research Platform is designed to be open and extendible, encouraging the development of as many complementary third-party solutions as possible. To date, more than 150 independent software developers ("Omega Research Solution Providers") have developed specific trading systems or other investment applications for the Omega Research Platform.

     The Company designs its products to benefit investors in a variety of financial markets, including investors in equities, futures, foreign currencies and options. Within each of these segments, investors can use the products to fit their special needs and levels of experience. The Company believes that many of its customers are active in multiple financial markets and, as a result, has designed different products to address different markets which can be used independently or in combination. For example, the Company currently markets TRADESTATION PROSUITE, comprised of TRADESTATION and OPTIONSTATION.

Omega Research's principal products are:

                                                                                     Latest
                                                                     Initial         Version        Current
     Product                       Operating System     List Price Release Date    Release Date     Version
     -------                       ----------------     ---------- ------------    ------------     -------

TRADESTATION                      Microsoft Windows        $2,399      1991           1996             4.0
OPTIONSTATION                     Microsoft Windows        $1,799      1996           1996             1.2
SUPERCHARTS REAL-TIME             Microsoft Windows        $1,199      1996           1996             4.0
SUPERCHARTS END-OF-DAY            Microsoft Windows        $  395      1992           1996             4.0

     TRADESTATION. TRADESTATION is the flagship product of the Company, serving as a platform for numerous third-party software solutions. TRADESTATION is marketed to serious equities, futures and foreign currency investors. TRADESTATION empowers the investor to design and develop custom trading systems based upon the investor's own investment ideas and strategies, test the profitability of such trading systems against historical data, and then computer-automate a chosen trading system to monitor the applicable market and alert the investor in real-time when the criteria of the trading system have been met and an order should, therefore, be placed. If the investor is not at the computer terminal when a buy or sell signal is generated, TRADESTATION can automatically notify the investor via an alpha-numeric pager if the necessary equipment and software have been installed. The principal features of TRADESTATION which enable the investor to design and develop custom trading strategies and systems are EASYLANGUAGE and the POWEREDITOR. EASYLANGUAGE is a proprietary computer language developed by Omega Research consisting of English-like statements which can be input by the investor to describe particular trading ideas and strategies. The POWEREDITOR is a compiler of EASYLANGUAGE statements and provides the investor with considerable flexibility to modify and combine different trading rules and strategies which ultimately result in the design of the investor's custom trading systems.

     OPTIONSTATION. OPTIONSTATION is an options trading analysis product for stock, index and futures options which enables investors who are not options analysis experts or mathematicians to explore complex trading strategies. Specifically, OPTIONSTATION is designed to sort through thousands of possible options positions and identify the most favorable risk-reward profile based upon user-defined assumptions. OPTIONSTATION is designed to perform two critical tasks of options trading--position search and position analysis. OPTIONSTATION's Position Search helps the investor find the best risk-reward profile based upon the investor's market assumptions. The Power Spreadsheet and Position Chart features enable investors to design and customize options positions and then graphically view and analyze each position's profitability and risk. If the investor is using OPTIONSTATION with a real-time data feed, the program will alert the investor when the investor's specified criteria have been met. Also, the investor can be notified of the alert via an alpha-numeric pager if the necessary equipment and software have been installed.

     SUPERCHARTS. SUPERCHARTS is Omega Research's technical analysis charting product and is available in both real-time and end-of-day versions. SUPERCHARTS has a built-in library of more than 80 popular technical indicators and 15 drawing tools that highlight significant market patterns. SUPERCHARTS provides the investor with sophisticated charting and technical analysis capabilities, including the ability to draw trend lines, identify chart patterns and chart historical fundamental data. SUPERCHARTS can generate an alert on a real-time or end-of-day basis when a simple user-defined criterion occurs with respect to a specific security. SUPERCHARTS also contains certain trading system design and testing capabilities in order to introduce the less-experienced investor to such functions and potentially generate interest in the Company's TRADESTATION product. EASYLANGUAGE is included to a limited degree in SUPERCHARTS.

     ADDITIONAL PRODUCTS AND SERVICES. The Company offers additional products and services, such as WALL STREET ANALYST, the Company's introductory charting and analysis product for the individual investor, historical data subscription CD-ROM clubs (monthly deliveries of historical financial data updates on CD-ROM), and seminars, conferences, tutorials and instructional videotapes designed to enhance investors' abilities to use fully and effectively the Company's products. In addition, the Company has recently begun to market investment analysis products (software, videotapes, and/or seminars) of well-known traders, sharing with such traders revenues or profits from such promotions. Further, during the last week of March 1998, the Company commenced the marketing of PORTFOLIO MAXIMIZER, a software application that is used to evaluate trading systems developed with TRADESTATION or SUPERCHARTS. See "Business - Strategic Relationships - SOFTWARE DEVELOPERS." These additional products and services are intended to complement the Company's principal investment analysis products. Additional products and services currently account for a minor portion of the Company's revenues; however, the Company has begun to focus more on these types of products and anticipates that revenues from additional products and services will increase over time.

SALES AND MARKETING

     The Company believes one of its most important assets and a key competitive advantage is its installed base of TRADESTATION, OPTIONSTATION and SUPERCHARTS customers. The Company believes that significant opportunity exists to leverage this customer base by (i) selling product upgrades to customers who own the earlier version of the product, (ii) selling additional existing products to customers who do not own those products, and (iii) marketing new products to its entire installed customer base.

     The Company markets its products using a combination of methods, including inbound telesales and the use of domestic and international distributors and other resellers, including value added resellers. Marketing efforts in support of sales include print media and television advertising, direct mail, seminars and establishment of strategic marketing and other strategic partner relationships with data vendors, on-line brokerages and software and service solution providers.

     The majority of the Company's direct product sales is generated by telesales. The Company has devoted considerable efforts and resources to assemble and train a dedicated, professional, team-oriented sales force. The telesales process consists of the generation of leads through media and direct mail advertising, fulfillment of information packets to prospective purchasers, and follow-up calls to the recipients of the information packets to attempt to complete the sale. The Company is in the process of implementing a new system of customer tracking and management at its corporate headquarters to improve its lead management capability, enhance its customer satisfaction through increased responsiveness and to improve its ability to market additional products to existing customers.

     The Company advertises its products in publications popular with investors such as BARRON'S, FUTURES, INDIVIDUAL INVESTOR, INVESTORS BUSINESS DAILY and STOCKS & COMMODITIES. The Company also advertises TRADESTATION and OPTIONSTATION on a regular basis on the CNBC and CNN-FN television networks, and certain local television stations. The Company undertakes periodic promotional mailings to its customer base, as well as to mailing lists obtained by the Company by license from, or agreement with, third parties. Such promotional mailings may include flyers, brochures, videotapes and demo CDs. In addition, in the fourth quarter of 1997 the Company began publishing OMEGA RESEARCH MAGAZINE, a quarterly periodical that contains articles and features on system trading and development and advertises the Company's products and those of its solution providers. The magazine is currently distributed free of charge to the Company's installed customer base.

     The Company has developed a presence in the institutional investor market through its relationship with Dow Jones Markets. TRADESTATION was introduced by Dow Jones Markets to institutional investors in January 1996 as DOW JONES TRADESTATION. Dow Jones Markets has also acquired from the Company the right to market SUPERCHARTS as DOW JONES SUPERCHARTS to its data subscribers on a worldwide basis. The Company believes that relationships with data vendors, such as the Dow Jones Markets relationship, will facilitate the Company's efforts to increase the use of its products by institutional investors. In addition, certain individual investors who use the Company's products are employees of institutions, which the Company believes increases awareness of the Company's products in the institutional market. The Company anticipates that the not-yet-released 32-bit versions of its products will ultimately support a network environment. This capability would permit the Company, from a technical standpoint, to market its principal products directly to institutions. The latest version of DOW JONES TRADESTATION, released by Dow Jones Markets in the fourth quarter of 1997, is a 32-bit application.

     The Company intends to continue to focus on expanding its international presence and sales by continuing to develop its network of international independent distributors of Omega Research products. As of December 31, 1997, Omega Research had arrangements with approximately 60 independent parties to distribute one or more of the Company's products in Europe, Asia, Australia, South Africa and Canada. The Company also sells directly to international investors in response to direct inquiries received from abroad. The Company believes that its strategic relationships with data vendors, such as Dow Jones Markets, may be beneficial in its efforts to expand in the international market. The Company is in the early stages of its international sales and marketing efforts and, therefore, no assurance can be given that these efforts will be successful.

STRATEGIC RELATIONSHIPS

     Omega Research endeavors to establish and foster strategic marketing and other strategic partner relationships with data vendors, software and service solution providers, on-line brokerages and third-party software developers.

     DOW JONES MARKETS AGREEMENTS. In August 1994, the Company entered into a Software License, Maintenance and Development Agreement with Dow Jones Markets (then known as Dow Jones Telerate, Inc.) under which Omega Research licensed to Dow Jones Markets the right to market and distribute TRADESTATION to its data subscribers worldwide, who are primarily institutional investors. The Company, in March 1997, entered into a similar agreement with Dow Jones Markets regarding SUPERCHARTS Real-Time. Following the execution of the TRADESTATION agreement, Omega Research developed modifications to tightly integrate TRADESTATION with Dow Jones Markets' data server. In January 1996, DOW JONES TRADESTATION was launched by Dow Jones Markets. The Company believes the Dow Jones Markets relationship has begun to create an institutional market awareness of the Company's products which should support the Company's marketing efforts with respect to both the institutional and international markets.

     The Dow Jones Markets agreements expire in the year 2002. The TRADESTATION agreement requires Dow Jones Markets to use commercially reasonable efforts to market TRADESTATION, to market the product under the name "DOW JONES TRADESTATION," and to pay to Omega Research a per-subscription royalty, subject to minimum annual royalties which escalate each year of the agreement. The Company has no technical support obligation under the agreement to the customers of Dow Jones Markets, but is obligated to provide limited technical support to Dow Jones Markets' managers. The SUPERCHARTS agreement is similar but does not contain a minimum royalty payment provision or require Dow Jones Markets to observe a marketing efforts standard. To date, marketing of SUPERCHARTS by Dow Jones Markets has not commenced, and there can be no assurance to what extent, if any, Dow Jones Markets will actively market SUPERCHARTS.

     During the term of the Dow Jones Markets agreements, Omega Research is not permitted to enter into a similar licensing arrangement regarding TRADESTATION with five enumerated competitors of Dow Jones Markets. Dow Jones Markets is not prohibited by either agreement from offering to its data service subscribers its own or another company's investment analysis software.

     In late March 1998, it was announced that Dow Jones Markets is to be sold to Bridge Information Systems, Inc. ("Bridge Information Systems"). There can be no assurance that such sale, if consummated, would not have a material adverse effect on the transactions contemplated by the Dow Jones Markets agreements.

     CROSS-MARKETING AGREEMENTS. The Company currently has written agreements with other data vendors, some of which provide for the data vendor to pay the Company monthly fees or commissions as consideration for data subscribers who use Omega Research products to access such data vendors' data services. Each of these agreements contains provisions designed to make the data vendors' subscribers more aware of Omega Research's products and to make Omega Research's customers more aware of the data vendors' services. In addition, in January 1998 the Company entered into a cross-marketing agreement with E*Trade Group, Inc. which provides for direct mail promotions to each other's customer lists and other cross-marketing benefits.

     OMEGA RESEARCH SOLUTION PROVIDER NETWORK. More than 150 independent software and service providers have become Omega Research Solution Providers. Omega Research Solution Providers add value to the Omega Research Platform by either offering complementary software applications compatible with an Omega Research product or by providing an educational or support service which enhances a customer's use of a Company product. A number of the Omega Research Solution Providers have developed products that operate only in conjunction with an Omega Research product. The Company permits each Omega Research Solution Provider to use an Omega Research Solution Provider logo on a royalty-free basis so that the solution provider can advertise to potential customers that its product or service is compatible with the applicable Omega Research product(s) or useful to Omega Research customers.

     SOFTWARE DEVELOPERS. In January 1998, the Company entered into an agreement (the "RINA Agreement") with RINA Systems, Inc. ("RINA"), a software developer that specializes in the development of portfolio and performance evaluation software products, to develop such types of products for and with the Company. During the last week of March 1998, the Company released PORTFOLIO MAXIMIZER, the first of such products. The RINA Agreement has a term of 10 years, during which RINA has the right, but not the obligation, to offer to license to the Company, on an exclusive, perpetual basis, investment analysis software products developed by RINA. If the Company accepts the exclusive license, the Company then has the exclusive right to market the product under a Company brand. RINA is paid a royalty based upon net revenues derived from each such license. During the term of the RINA Agreement, RINA may not offer to license its products to the Company's competitors or engage in activities competitive with the Company. Although no assurances can be given, RINA has indicated to the Company that it intends to offer to license to the Company all products on which it is now working, as well as those that it may develop in the foreseeable future.

PRODUCT DEVELOPMENT AND YEAR 2000 COMPLIANCE

     The Company believes that its future success depends in part on its ability to maintain and improve its core software technologies, enhance and develop new versions of its existing products and develop new products that meet an expanding range of customer requirements. To date, with the exception of the RINA Agreement, the Company has relied primarily on internal development of its products, all of which are currently 16-bit Windows applications. The Company performs all quality assurance and develops documentation and other training materials internally. In 1997 and 1996, product development expenses were approximately $1.9 million and approximately $1.0 million, respectively.

     The Company views its product development cycle as a four-step process to achieve technical feasibility. The first step is to conceptualize in detail the defining features and functions that the targeted investor group requires from the product, and to undertake a cost-benefit analysis to determine the proper scope and integration of such features and functions. Once the functional requirements of the product have been determined, the second step is to technically design the product. The third step is the detailed implementation, or software engineering, of this technical design. The fourth step is rigorous quality assurance testing to ensure that the final product generally meets the functional requirements determined in the first step. Several product refinements are typically added in the quality assurance phase of development. Once this process is completed, technological feasibility has been achieved and the working model is available for final testing.

     The Company is in the process of completing the next versions of TRADESTATION, OPTIONSTATION and SUPERCHARTS. All of these will be 32-bit versions which are intended ultimately to support a network environment, which would technically enable the marketing of the products by the Company directly to institutional investors. The next versions of TRADESTATION, OPTIONSTATION and SUPERCHARTS will contain a number of new features which will enhance their existing functionality and provide new functionality. Although no assurances can be given, the Company anticipates that the first release of the 32-bit versions of TRADESTATION and OPTIONSTATION will occur near the end of the Company's second fiscal quarter, and anticipates that the first release of the new version of SUPERCHARTS will occur prior to the end of the Company's third fiscal quarter. The Company is currently considering additional enhancements to its product line, including increased interactivity between TRADESTATION and OPTIONSTATION, historical data enhancement products and services, and a software solution which offers additional trading system design, testing and automation capabilities for the equities investor.

     The market for investment analysis software is characterized by rapidly changing technology, evolving industry standards in computer hardware, programming tools, programming languages, operating systems, database technology and information delivery systems, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to maintain and develop competitive technologies, to continue to enhance its current products and to develop and introduce new products in a timely and cost-effective manner that meet changing conditions such as evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. There can be no assurance that the Company will be able to develop and market, on a timely basis, if at all, product enhancements or new products that respond to changing market conditions or that will be accepted by investors. Any failure by the Company to anticipate or to respond quickly to changing market conditions, or any significant delays in the development or introduction of new products and/or enhancements, could cause customers to delay or decide against purchases of the Company's products and would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is in the process of assessing the extent of the modifications that will be required for the most current shipping versions of its products to support the use of such products with respect to dates occurring on or after January 1, 2000. The Company does not believe that such modifications will involve material expenditures of funds or internal resources. In general, the Company's existing products utilize Julian dating, in which each day is identified sequentially, as opposed to being identified as a two-digit date for the particular year. However, the Company's existing products do permit users to enter dates using the two-digit year format. The Company intends to offer this year, free of charge, a service pack to customers owning the most current shipping versions of its products, which will permit recognition of dates beyond the year 2000. This modification may eliminate a user's ability to analyze early twentieth century data. The Company anticipates that year 2000 modifications to the most current shipping versions of its products will be completed during 1998, but there can be no assurance that unanticipated difficulties will not delay the Company's year 2000 efforts, or that such modifications will not adversely affect existing functionality of the products in ways not currently anticipated by the Company. The Company will not be providing year 2000 modifications for versions of its products that were introduced earlier than the most current shipping versions.

     The Company's 32-bit versions of its products, which the Company expects to release in the second and third quarters of 1998, are expected to be year 2000 compliant when they are introduced.

CUSTOMER SUPPORT AND TRAINING

     The Company provides customer support and product-use training in the following ways:

     CUSTOMER SUPPORT. The Company provides technical support to its customers by telephone, electronic mail and fax. The majority of these services are provided during the first sixty days of ownership of a Company product and the related costs associated with such support are accrued at the date of sale. The Company has substantially increased its technical support staff, which as of December 31, 1997 has grown approximately 116% since December 31, 1995 and approximately 78% since December 31, 1996.

     PRODUCT-USE TRAINING. The Company considers product-use training important in trying to ensure that its customers develop the ability to use Omega Research's products as fully and effectively as is possible. The Company has devoted considerable efforts to improve the user-education manuals and videos generally included with its products. In addition, the Company has recently embarked on a training seminar program to better educate its customers which consists of fee-based seminars to be conducted in various U.S. cities.

COMPETITION

     The market for investment analysis software is intensely competitive and rapidly changing. The Company believes that due to anticipated growth of the market for investment analysis software, and other factors, competition will substantially increase and intensify in the future. The Company believes its ability to compete will depend upon many factors both within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, data availability, ease of use, pricing, reliability, customer service and support, sales and marketing efforts and product distribution channels. The Company believes that it currently competes favorably overall with respect to these factors.

     The Company faces direct competition from several publicly-traded and privately-held companies. The Company's principal competitors include AIQ, Aspen Graphics, Equis International, Inc. (Metastock), a subsidiary of Reuters, TeleChart 2000 and Window on Wall Street Inc. In the fourth quarter of 1997, Window on Wall Street released Day Trader, a product which it has positioned against TRADESTATION in its marketing efforts. The Company believes that Day Trader is more appropriately viewed as competitive with SUPERCHARTS REAL TIME. However, Window on Wall Street recently announced that it will be releasing Day Trader Pro, an enhanced version of Day Trader that may permit a user who knows EASYLANGUAGE to develop personal trading systems using

Day Trader Pro. The Company also competes with investment analysis solutions available on the Internet, some of which are available for free, and believes that investment analysis software that is available on the Internet either for free or at modest prices will increase in sophistication over time. In addition, the Company faces competition from data vendors, all of which offer investment analysis software products, and on-line brokerage services, some of which offer or which may soon offer Internet-based investment analysis software products. These data vendors and on-line brokerages are the Company's existing and potentially future strategic partners. As a result, the Company must educate prospective customers as to the potential advantages of the Company's products, and continue to offer software solutions not offered by major data vendors or on-line brokerage services. There can be no assurance that the Company will be able to compete effectively with its competitors, adequately educate potential customers to the benefits that the Company's products provide, or continue to offer such software solutions.

     Many of the Company's existing and potential competitors, which include large, established software companies which do not currently focus on the investment analysis software market, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than has the Company. One or more of these competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than may the Company. There can be no assurance that the Company's existing or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

INTELLECTUAL PROPERTY

     The Company's success is heavily dependent on its proprietary technology. The Company views its software as proprietary, and relies on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect its proprietary rights. The Company has no patents or patents pending, and has not to date registered any of its copyrights. The Company has obtained registrations in the United States and Canada for the trademarks TRADESTATION and OPTIONSTATION, and registrations in the United States for the trademark SUPERCHARTS, and is seeking registrations in the United States for the trademarks EASYLANGUAGE, POWEREDITOR, Omega Research and certain Omega Research designs and logos. The Company uses a shrink-wrap license (typically on its packaging and on-screen) directed to users of its products in order to protect its copyrights and trade secrets and to prevent such users from commercially exploiting such copyrights and trade secrets for their own gain. Since these licenses are not signed by the licensees, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. The laws of Florida, which such licenses purport to make the governing law, are unclear on this subject.

     Despite the Company's efforts to protect its proprietary rights, unauthorized parties copy or otherwise obtain, use or exploit the Company's products or technology independently. Policing unauthorized use of the Company's products is difficult, and the Company is unable to determine the extent to which piracy of its software products exists. Piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries, including some in which the Company may attempt to expand its sales efforts. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or products.

     There has been substantial litigation in the software industry involving intellectual property rights. The Company does not believe that it is infringing the intellectual property rights of others, although there exists a competing trademark application for the name WALL STREET ANALYST which claims prior use, and a notice of opposition to the Company's registration of WALL STREET ANALYST has been filed. There can be no assurance that infringement claims would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that the Company acquires or licenses a portion of the software or data included in its products from third parties or markets products licensed from others generally, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data. In the future, litigation may be necessary to establish, enforce and protect trade secrets, copyrights, trademarks and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, which could be expensive, or prevent the Company from selling its products or using its trademarks, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1997, the Company had 139 full-time equivalent employees consisting of 29 in product development (including software engineering, product management, documentation and quality assurance), 89 in sales and marketing (including sales, marketing, customer support and order fulfillment), and 21 in general administration (including executive management, finance and administration). The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage and considers its relations with its employees to be good.

     The Company's future success depends, in significant part, upon the continued service of its key senior management, technical and sales and marketing personnel. The loss of the services of one or more of these key employees, including William R. Cruz or Ralph L. Cruz, the Company's Co-Chief Executive Officers, or Peter A. Parandjuk, the Company's Vice President of Product Development, would have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its key personnel. Departures and additions of personnel, to the extent disruptive, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES.

     The Company's corporate headquarters are located in Miami, Florida, in a leased facility consisting of approximately 17,300 square feet of office space occupied under a lease which commenced in February 1997 and which expires in August 2002. The Company also leases approximately 1,100 square feet of space in Boca Raton, Florida from which the Company conducts certain ancillary operations. Such lease expires in June 1998, and the Company has a one-year renewal option. The Company also leases warehouse space consisting of approximately 4,800 square feet, which is used for fulfillment of orders. The warehouse lease expires in May 1998. The Company's corporate headquarters contain all of the Company's facilities except for fulfillment and ancillary operations. The Company believes that its existing facilities are adequate to support its existing operations and that, if needed, it will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

     On January 28, 1998, a class action lawsuit, captioned RICHARD M. RHODES V. WILLIAM R. CRUZ; RALPH L. CRUZ; OMEGA RESEARCH, INC.; BANCAMERICA ROBERTSON STEPHENS; LEHMAN BROTHERS; AND HAMBRECHT & QUIST (Case No. 98-0174-CIV-Lenard), was filed in the United States District Court for the Southern District of Florida. The suit alleges that the defendants violated Section 11 of the Securities Act of 1933 (the "Securities Act") by allegedly making misrepresentations and omissions of material facts in connection with the Initial Public Offering of the Company's Common Stock and in connection with the Company's financial condition. The alleged misrepresentations and omissions concern, among other things, the receipt of proceeds of the Initial Public Offering by William R. Cruz and Ralph L. Cruz and the Company's TRADESTATION sales. The suit also alleges that William R. Cruz and Ralph L. Cruz violated
Section 15 of the Securities Act based on the same alleged conduct as described above.

     The plaintiff seeks certification of a class consisting of all persons who purchased the Company's Common Stock in the Initial Public Offering or between October 4, 1997 and January 6, 1998, inclusive. Excluded from the class are the defendants, members of their immediate families, any persons, firm, trust corporation, officer or director or other individual or entity in which a defendant has a controlling interest or which is related to or affiliated with a defendant and the legal representatives, agents, affiliates, heirs, successors in interest or assigns of any such excluded party. On behalf of himself and the class, the plaintiff seeks damages, interest, costs and expenses, including attorneys' and experts' fees and other appropriate relief.

         The Company believes that this lawsuit is without merit and intends to contest the lawsuit vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK INFORMATION

    The Company's Common Stock, par value $.01 per share, is quoted under the symbol "OMGA" on The NASDAQ Stock Market (NASDAQ National Market).

    The Company completed the Initial Public Offering pursuant to a Registration Statement that was declared effective on September 30, 1997 at an offering price of $11.00 per share. Prior to the Initial Public Offering, the Company's Common Stock was not listed or traded on any organized market system. The high and low closing sales prices for the Company's Common Stock on The NASDAQ Stock Market during its fourth fiscal quarter of 1997 (October 1, 1997 through December 31, 1997) (the only period during 1997 when the Company's Common Stock was publicly traded) were $11.50 and $4.875, respectively. The NASDAQ Stock Market quotations are based on actual transactions and not bid prices.

    As of March 16, 1998, there were 31 holders of record of the Common Stock, and, based upon information previously provided to the Company by depositories and brokers, the Company believes it has in excess of 2,800 beneficial owners.

DIVIDEND POLICY

    The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate. During 1997, 1996 and 1995, the Company distributed cash dividends in the aggregate amount of $16.5 million (including the Dividend described in the following paragraph which was paid immediately prior to the consummation of the Company's Initial Public Offering), $5.2 million and $2.2 million, respectively, to the then current shareholders of the Company. Additionally, during the second quarter of 1997, the Company declared a dividend to the then current shareholders of the Company, William R. Cruz and Ralph L. Cruz, of the Company's former office facilities located at 9200 Sunset Drive, Miami, Florida 33173. The carrying value of the facility on the Company's books was approximately $507,000.

    Of the total amount of dividends paid in 1997, the Company's Board of Directors declared and paid a dividend of $15.4 million to the Company's then existing shareholders (the "Dividend") immediately prior to the consummation of the Initial Public Offering. The Dividend was equal to the Company's estimate at that time of its cumulative taxable income prior to its conversion to a C corporation to the extent such taxable income had not been previously distributed. Subsequent to the payment of the Dividend, the Company preliminarily determined that the actual cumulative taxable income would be less than was originally estimated. Accordingly, in the fourth quarter of 1997, the recipients of the Dividend repaid $800,000, plus interest, to the Company, reducing the Dividend to $14.6 million. The Dividend is subject to further adjustment based on actual cumulative taxable income as finally determined. See
Note 4 of Notes to Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

    On December 15, 1997, in connection with his initial appointment to the Board of Directors, the Company issued to Brian D. Smith options to purchase 12,000 shares of Common Stock. Such options vest ratably over a three-year period and are exercisable at a price of $6.00 per share, which was the fair market value of the Company's Common Stock on the date on which the options were granted. The options issued to Mr. Smith were granted under the Company's 1997 Nonemployee Director Stock Option Plan, as amended, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

    In addition, on December 22, 1997, the Company issued to 30 employees options to purchase an aggregate of 120,000 shares of Common Stock. All such options vest ratably over a five-year period and are exercisable at a price of $5.00 per share, which was the fair market value of the Company's Common Stock on the date on which the options were granted. The options issued to these employees were granted under the Company's Amended and Restated 1996 Incentive Stock Plan and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

    All the foregoing options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

    Other than as described above, the Company did not issue or sell any unregistered securities during the fourth quarter of 1997.

USE OF PROCEEDS

    The Initial Public Offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-32077) which was declared effective by the Securities and Exchange Commission on September 30, 1997. For a discussion of the use of proceeds of the Initial Public Offering, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note 4 of Notes to Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA.

    The following selected financial data are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this report. The Statement of Income Data presented below for each of the years in the three-year period ended December 31, 1997 and the Balance Sheet Data as of December 31, 1997 and 1996 have been derived from the Company's Financial Statements included on pages F-1 through F-17 of this report, which have been audited by Arthur Andersen LLP. The Statement of Income Data presented below for the years ended December 31, 1994 and 1993 and the Balance Sheet Data as of December 31, 1995 and 1994 have been derived from audited financial statements not included herein. The Balance Sheet Data as of December 31, 1993 has been derived from the unaudited financial statements of the Company. In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation of its financial position for such period.

                                                                     Year Ended December 31,
                                                    -----------------------------------------------------
                                                      1997        1996       1995       1994       1993
                                                    --------    --------   --------   --------   --------
                                                             (In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues:
   Licensing fees ...............................   $ 24,365    $ 13,943   $  7,913   $  7,853   $  5,593
   Other revenues ...............................      4,861       3,877      1,502        707         --
                                                    --------    --------   --------   --------   --------
        Total revenues ..........................     29,226      17,820      9,415      8,560      5,593
                                                    --------    --------   --------   --------   --------
Operating expenses:
   Cost of licensing fees .......................      1,849       1,717        876        831        377
   Product development ..........................      1,890       1,041        652        492        320
   Sales and marketing ..........................     11,272       5,618      3,561      2,712      1,832
   General and administrative ...................      5,421       2,422      1,038        798        657
                                                    --------    --------   --------   --------   --------
        Total operating expenses ................     20,432      10,798      6,127      4,833      3,186
                                                    --------    --------   --------   --------   --------
   Income from operations .......................      8,794       7,022      3,288      3,727      2,407

Other income, net ...............................        146          60         24         18         31
                                                    --------    --------   --------   --------   --------
   Income before income taxes ...................      8,940       7,082      3,312      3,745      2,438

Income tax benefit ..............................       (934)         --         --         --         --
                                                   ---------    --------   --------   --------   --------

   Income before pro forma income tax adjustments      9,874       7,082      3,312      3,745      2,438

Pro forma income taxes (1) ......................      3,256       2,797      1,308      1,479        963
Non-recurring tax credit (2) ....................      1,167          --         --         --         --
                                                   ---------    --------   --------   --------   --------

Pro forma net income (1)(2) .....................   $  5,451    $  4,285   $  2,004   $  2,266   $  1,475
                                                    ========    ========   ========   ========   ========

Pro forma earnings per share: (1)(2)
   Basic ........................................   $   0.27    $   0.22   $   0.10   $   0.12   $   0.08
   Diluted ......................................   $   0.26    $   0.21   $   0.10   $   0.11   $   0.07
Weighted average shares outstanding:
   Basic ........................................     20,172      19,480     19,480     19,480     19,480
   Diluted ......................................     20,885      20,541     20,541     20,541     20,541

                                                                              December 31,
                                                                              ------------
                                                            1997      1996       1995      1994       1993
                                                            ----      ----       ----      ----       ----
                                                                           (In thousands)

BALANCE SHEET DATA:
Cash and cash equivalents............................      $12,324    $  142    $  311    $   129    $   368
Working capital......................................       24,170     3,629     1,997        936        705
Total assets.........................................       27,470     5,803     3,288      2,197      1,810
Shareholders' equity ................................       25,233     4,835     2,970      1,811      1,534

------------------

(1) The Company was treated as an S corporation for federal and state income tax purposes prior to September 30, 1997. Pro forma income taxes have been provided as if the Company had been a C corporation for all periods prior to September 30, 1997.

(2) Upon terminating its S corporation election, the Company was required to record a non-recurring credit. See Note 7 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA," THE FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS CONTAINED HEREIN.

OVERVIEW

     Omega Research, founded in 1982, is a leading provider of real-time investment analysis software to individual investors. In addition, the Company's principal product was introduced to institutional investors by Dow Jones Markets in January 1996.

     The Company's revenues are derived principally from two sources: (i) licensing fees for use of the Company's software products, and (ii) other revenues consisting primarily of royalties, fees and commissions paid to the Company in accordance with its agreements with third-party data vendors and on-line brokers. Licensing fees are recognized upon product shipment in accordance with Statement of Position ("SOP") 91-1, SOFTWARE REVENUE RECOGNITION. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recently Issued Accounting Standards." While the Company has no obligation to perform future services subsequent to shipment, the Company voluntarily provides telephone, electronic mail and fax customer support to purchasers of its products. The Company currently does not charge a fee for the use of customer support. The costs associated with these services are insignificant in relation to product value.

     Substantially all of the Company's licensing fees have been derived from the sale of products to individual investors. TRADESTATION, OPTIONSTATION and SUPERCHARTS are sold primarily by the Company's telesales force. To date, a majority of the licensing fees have been generated through sales of TRADESTATION. For sales of most of the Company's products, customers typically provide the Company with a credit card number and are billed for the product automatically and on a monthly basis over the course of 12 months. The Company's WALL STREET ANALYST product, which does not represent a material portion of the Company's revenues, is sold through the retail channel by distributors and to a lesser extent through third-party mail order catalogs.

     The majority of the Company's other revenues for the year ended December 31, 1997 were derived from royalties associated with a licensing agreement with Dow Jones Markets relating to TRADESTATION. Under existing agreements with Dow Jones Markets, Dow Jones Markets has the right to sell TRADESTATION and SUPERCHARTS to its customers. Dow Jones Markets pays a per unit royalty to the Company, subject to a minimum annual royalty commitment with respect to TRADESTATION sales. As of late March 1998, marketing of SUPERCHARTS by Dow Jones Markets had not commenced. The majority of the remaining other revenues is comprised of fees and commissions paid to the Company pursuant to cross-marketing agreements with data service vendors. Other revenues are recognized as earned in accordance with the terms of the applicable contract.

     The Company provides customers with a 30-day right of return and, as a result, records a provision for estimated returns at the time of sale. Depending on the circumstances, the Company often allows customers to return products after the 30-day period. The reserve for returns and the provision for bad debts, in accordance with generally accepted accounting principles, are estimated based on historical experience and other relevant factors and there is no certainty that future returns or bad debts will not exceed established estimates. As a result of recently expanded marketing and sales efforts, including television advertising, the Company has reached a broader audience which includes more individuals who are not necessarily suited to use the Company's products. Consequently, the Company's rate of returns and provision for bad debts have increased over the last year. There can be no assurance that this trend will not continue.

     Approximately 9.3% of the Company's revenues for the year ended December 31, 1997 were derived from customers outside of the United States and Canada. The Company markets its products outside the United States and Canada primarily through independent resellers and, to a lesser extent, through its U.S.-based telesales force in response to inbound inquiries from international customers. The Company intends to focus increased resources on international sales efforts and therefore believes that international revenues will increase as a percentage of total revenues in the future. See "Business - Sales and Marketing."

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COST OF CAPITALIZED SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized on the straight-line basis over a one-year period, the period of benefit of the related products. There were no capitalized software development costs as of December 31, 1997. Capitalized software development costs, net of amortization, were $71,000 and $61,000 at December 31, 1996 and 1995, respectively. In the future, the Company believes that the time between the technological feasibility of the Company's products and the general release of such software will be insignificant, and, as a result, software development costs qualifying for capitalization are expected to be immaterial.

     In 1988, the Company elected to be taxed under Subchapter S of the Code, and, as a result, the Company's earnings prior to September 30, 1997 (the effective date of the Initial Public Offering) were taxed at the federal level directly to the Company's shareholders (the State of Florida does not have a personal income tax). Effective September 30, 1997, the Company terminated its S corporation election and became subject to corporate-level federal and state income taxes. As a result of terminating this election, the Company was required to record a non-recurring credit (the "SFAS No. 109 Credit"). The SFAS No. 109 Credit represents the recognition of net deferred tax assets arising from the book and tax basis differences that arise primarily as a result of accounts receivable reserves. The SFAS No. 109 Credit, net of the provision for taxes payable described below, was approximately $1.2 million as of September 30, 1997, the date the S corporation election was terminated.

     Since its inception, the Company had used for determining taxable income the cash method of accounting rather than the accrual method of accounting. In July 1997, the Company voluntarily filed with the Internal Revenue Service (the "IRS") a Form 3115 to change to the accrual method and to report income that would have been reported had the accrual method been used. The effect of the change in method of accounting for tax purposes permitted by the filing of Form 3115 is that the Company will have additional taxable income in 1997 and 1998 aggregating approximately $4.6 million, resulting in additional federal and state income tax of approximately $1.8 million. Approximately $900,000 of such taxes payable was paid by the Company in 1997.

     Shortly after, though not as a result of, the filing of the Form 3115, the Company received a notice that the IRS intended to perform an examination of the Company's 1995 tax year. The IRS agents have concluded their fieldwork and the Company anticipates that the issuance of its final report, which is expected in the near future, will not have a material effect on the Company's financial position or results of operations.

     The pro forma income tax adjustments in the Company's historical financial statements reflect the federal and state income taxes which would have been recorded if the Company had been treated as a C corporation during the periods presented. The Company has calculated these amounts based upon an estimated combined effective tax rate of 39.5% for the periods prior to September 30, 1997. In addition, the non-recurring net tax credit of $1.2 million has been excluded from pro forma net income.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the Company's statement of income reflected as a percentage of total revenues and as a percentage of licensing fees:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                   1997               1996              1995
                                                                   ----               ----              ----
AS A PERCENTAGE OF TOTAL REVENUES:


Revenues:
     Licensing fees................................               83.4%               78.2%              84.0%
     Other revenues................................               16.6                21.8               16.0
                                                                ------              ------             ------
           Total revenues..........................              100.0               100.0              100.0
                                                                 -----               -----              -----


Operating expenses:
     Cost of licensing fees........................                6.3                 9.6                9.3
     Product development...........................                6.5                 5.9                6.9
     Sales and marketing...........................               38.6                31.5               37.8
     General and administrative....................               18.5                13.6               11.0
                                                                 -----               -----              -----
           Total operating expenses................               69.9                60.6               65.0
                                                                 -----               -----              -----

Income from operations.............................               30.1%               39.4%              35.0%
                                                                 =====               =====              =====


AS A PERCENTAGE OF LICENSING FEES:


Operating expenses:
     Cost of licensing fees........................                7.6%               12.3%              11.1%
     Product development...........................                7.8                 7.5                8.2
     Sales and marketing...........................               46.3                40.2               45.0
     General and administrative....................               22.2                17.4               13.1
                                                                 -----               -----              -----

           Total operating expenses................               83.9%               77.4%              77.4%
                                                                 =====               =====              =====

YEARS ENDED DECEMBER 31, 1997 AND 1996

   REVENUES

         TOTAL REVENUES. The Company's total revenues increased 64% from $17.8 million in 1996 to $29.2 million in 1997.

         LICENSING FEES. Licensing fees increased 75% from $13.9 million in 1996 to $24.4 million in 1997, primarily due to an increase in TRADESTATION sales (related to increased net unit shipments and, to a lesser extent, a 5% increase in list price in January 1997) and, to a lesser extent, the introduction of OPTIONSTATION in September 1996. The Company believes that the increased net unit shipments of TRADESTATION were due to new marketing efforts, an emphasis on providing customers with the ability to pay for products monthly over a 12-month period and growth in the Company's sales and marketing organization. The Company increased its reserves for returns during 1997 to provide for the impact that its new marketing efforts have had and are expected to continue to have on returns.

         During the fourth quarter of 1997, the Company experienced slower than anticipated demand for its products, which led to lower than anticipated fourth quarter licensing fees revenues. Management believes that the slower demand was due in part to customer delays in decision making (in anticipation of the release of the next versions of TRADESTATION and OPTIONSTATION expected during the second quarter of 1998 and the release of the next version of SUPERCHARTS expected in the third quarter of 1998), as well as greater than expected lost sales as a result of December's curtailed business days. Management also believes that licensing fees revenues will continue to be in line with the level of revenues experienced during the fourth quarter of 1997 until the next versions of such products are released.

         OTHER REVENUES. Other revenues increased 25% from $3.9 million in 1996 to $4.9 million in 1997, primarily due to an increase in minimum royalties under the Company's license agreement with Dow Jones Markets and, to a lesser extent, increased cross-marketing commissions from data vendors which resulted from an increase in licensing fees.

    OPERATING EXPENSES

         COST OF LICENSING FEES. Cost of licensing fees consists primarily of product media, packaging and storage and inventory costs. Cost of licensing fees increased from $1.7 million in 1996 to $1.8 million in 1997. Cost of licensing fees as a percentage of licensing fees improved from 12% in 1996 to 8% in 1997, primarily due to increased unit sales of higher-priced products as a percentage of total unit sales.

         PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of new products, enhancements to existing products, testing of products and the creation of training manuals, and consist primarily of salaries, other personnel costs and depreciation of computer and related equipment. Product development expenses increased from $1.0 million in 1996 to $1.9 million in 1997, primarily due to an increase in the number of individuals employed in product development. Product development expenses as a percentage of licensing fees did not change significantly in 1997 as compared to 1996. The Company believes that a significant level of product development expenditures will be required to remain competitive, particularly as it enters the institutional investor market. Accordingly, the Company anticipates that product development expense, both in dollar amount and as a percentage of license fees, will increase for the foreseeable future.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products to investors, as well as commissions, salaries for the customer support center and marketing personnel, other personnel costs and shipping expenses. Sales and marketing expenses increased from $5.6 million in 1996 to $11.3 million in 1997, primarily due to increases in advertising (including print advertising, the use of sales seminars, television advertising and direct mailers) of $3.7 million, commissions and personnel costs for the customer support center of $1.4 million, telephone expenses of $298,000 and shipping costs of $110,000. Sales and marketing expenses as a percentage of licensing fees increased from 40% in 1996 to 46% in 1997. The Company expects to continue hiring additional personnel and promote new product upgrade releases and anticipates that the dollar amount of sales and marketing expenses will increase at least through the end of 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee related costs for administrative personnel such as executive, human resources, finance and information systems employees, as well as external professional fees, rent and other facilities expense and provision for bad debts. General and administrative expenses increased from $2.4 million in 1996 to $5.4 million in 1997, primarily due to increases in the provision for bad debts associated with increased revenues and reaching a broader audience of customers, increases in personnel, professional fees and other related expenses required to manage the growth of the Company, and rent related to the Company's new corporate headquarters. General and administrative expenses as a percentage of licensing fees increased from 17% in 1996 to 22% in 1997. The Company believes that the dollar amount of its general and administrative expenses will increase as the Company incurs additional costs (including directors' and officers' liability insurance, investor relations costs and increased professional fees) related to being a public company and provides for estimated expenses related to the defense of the class action lawsuit against the Company. See "Legal Proceedings."

    OTHER INCOME, NET

         Other income, net consists primarily of investment income from cash and cash equivalents. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net increased 146% from $60,000 in 1996 to $146,000 in 1997, primarily due to increased income earned on the proceeds from the Company's Initial Public Offering.

YEARS ENDED DECEMBER 31, 1996 AND 1995

    REVENUES

         TOTAL REVENUES. The Company's total revenues increased 89% from $9.4 million in 1995 to $17.8 million in 1996.

         LICENSING FEES. Licensing fees increased 76% from $7.9 million in 1995 to $13.9 million in 1996, primarily due to an increase in TRADESTATION sales (related to an approximate 51% increase in net unit shipments and, to a lesser extent, a 20% increase in list price in March 1996) and, to a lesser extent, increased sales of SUPERCHARTS and add-on products and the introduction of OPTIONSTATION in September 1996. The Company believes that the increased net unit shipments of TRADESTATION were due to the release of version 4.0 and increased marketing efforts.

         OTHER REVENUES. Other revenues increased 158% from $1.5 million in 1995 to $3.9 million in 1996, primarily due to the commencement of royalties under the Company's license agreement with Dow Jones Markets and, to a lesser extent, increased cross-marketing commissions from data vendors which resulted from an increase in licensing fees.

    OPERATING EXPENSES

         COST OF LICENSING FEES. Cost of licensing fees increased from $876,000 in 1995 to $1.7 million in 1996, primarily due to increased product unit shipments. Cost of licensing fees as a percentage of licensing fees increased slightly from 11% in 1995 to 12% in 1996 due to a shift in product mix.

         PRODUCT DEVELOPMENT. Product development expenses increased from $652,000 in 1995 to $1.0 million in 1996, primarily due to an increase in the number of individuals employed in product development. Product development expenses represented 8% and 7% of licensing fees in each of 1995 and 1996, respectively.

         SALES AND MARKETING. Sales and marketing expenses increased from $3.6 million in 1995 to $5.6 million in 1996, primarily due to increased personnel costs and commissions of $1.4 million, shipping costs of $413,000, travel and trade convention expenses of $162,000 and telephone expenses of $66,000. Sales and marketing expenses as a percentage of licensing fees decreased from 45% in 1995 to 40% in 1996.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.0 million in 1995 to $2.4 million in 1996, primarily due to increases in the provision for bad debts associated with increased revenues, in personnel and related expenses to manage the growth of the Company, in insurance expense and incremental expenses related to the move by the Company to a new corporate headquarters. General and administrative expenses as a percentage of licensing fees increased from 13% in 1995 to 17% in 1996.

    OTHER INCOME, NET

         Other income, net increased 151% from $24,000 in 1995 to $60,000 in 1996, primarily due to increased interest income earned on cash balances.

INCOME TAXES

         For income tax purposes, the Company was an S corporation prior to September 30, 1997. Accordingly, net income and related timing differences which arose in the recording of income and expense items for financial reporting and tax reporting purposes were included in the individual tax returns of the S corporation shareholders. Effective September 30, 1997, the Company terminated its S corporation election, and, as a result, adopted SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

         Upon adoption of SFAS No. 109 during the third quarter, the Company recorded a benefit for income taxes which reflects the SFAS No. 109 Credit, a non-recurring deferred income tax credit of approximately $3.0 million partially offset by a $1.8 million provision for income taxes payable. The SFAS No. 109 Credit recognized net deferred tax assets arising from book and tax basis differences that arose primarily as a result of accounts receivable reserves. The $1.8 million in income taxes payable relate to federal and state income taxes owed by the Company as a result of an approximate $4.6 million in S corporation taxable earnings to be recognized for tax purposes during 1997 and 1998. Approximately $900,000 of such taxes payable was paid by the Company in 1997.

         The pro forma income tax adjustments in the Company's historical financial statements reflect the federal and state income taxes which would have been recorded if the Company had been treated as a C corporation during the periods presented. The Company has calculated these amounts based upon an estimated combined effective tax rate of 39.5% for 1995, 1996 and the first nine months of 1997. The effective tax rate during the fourth quarter of 1997 was 33.4% and is slightly below the 38.6% statutory rate as a result of the impact of tax-free investment income.

VARIABILITY OF RESULTS

         The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. The Company's quarterly revenues and operating results have varied in the past and are likely to vary from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Common Stock. As budgeted expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management's expectations, then results of operations are likely to be adversely affected because a relatively small amount of the Company's expenses varies with its revenues in the short term. In addition, operating results may fluctuate based upon the timing of releases of new products and/or enhancements, increased competition, variations in the mix of sales, and announcements of new products and/or enhancements by the Company or its competitors and other factors. Such fluctuations may result in volatility in the price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements; Business Risks."

LIQUIDITY AND CAPITAL RESOURCES

         Prior to the Initial Public Offering, the Company funded operations and financed growth and capital expenditures through cash provided by operations. During the fourth quarter of 1997, the Company and certain selling shareholders completed the Initial Public Offering of the Company's Common Stock at an offering price of $11.00 per share. Of the 3,925,000 shares of Common Stock sold, 2,758,108 shares were sold by the Company. Total proceeds to the Company, net of underwriting discounts and offering expenses of approximately $2.9 million, were $27.4 million.

         Immediately prior to the Initial Public Offering, the Company terminated its S corporation status and the Company became a C corporation making it subject to federal and state income taxes on its earnings. In conjunction with the Company becoming a C corporation, the Company paid in cash the Dividend to the Company's then existing shareholders of approximately $15.4 million for S corporation earnings previously undistributed. The Dividend was equal to the Company's estimate at that time of its cumulative taxable income prior to its conversion to a C corporation to the extent such taxable income had not been previously distributed. Subsequent to the payment of the Dividend, the Company preliminarily determined that the actual cumulative taxable income would be less than was originally estimated. Accordingly, in the fourth quarter of 1997 the recipients of the Dividend repaid $800,000, plus interest, to the Company, reducing the Dividend to $14.6 million. It is expected that the amount of the Dividend will be adjusted further during 1998 based upon the finalization of the Company's 1997 tax returns and the final determination of S corporation earnings at the date of conversion to a C corporation.

         Cash provided by operating activities totaled $3.2 million, $5.6 million and $2.4 million in 1997, 1996 and 1995, respectively. The decrease in net cash provided by operations in 1997 was primarily attributable to an increase in the growth of accounts receivable balances during 1997. The increase in net cash provided by operations in 1996 was primarily attributable to increased net income of the Company. Cash provided by operating activities was reduced by increases in receivables of $7.5 million, $3.2 million and $1.2 million in 1997, 1996 and 1995, respectively. Accounts receivable increased as a result of increased sales generated by expanded marketing and sales efforts. Although the Company has, since 1992, granted its customers extended payment terms, in 1996 they were extended from 10 to 12 months.

         The Company's investing activities used cash of $1.9 million, $541,000 and $101,000 in 1997, 1996 and 1995, respectively. The principal use of cash in investing activities in 1997 was for the purchase of marketable securities of approximately $1.0 million. The balance of such investing activities during 1997, 1996 and 1995 was primarily for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations. Capital expenditures in 1997 also include purchases of furniture and fixtures and leasehold improvements related to the Company's move to a new corporate headquarters in February 1997.

         The Company's financing activities provided cash of $10.9 million in 1997 and used cash of $5.2 million and $2.2 million in 1996 and 1995, respectively. Cash provided during 1997 was primarily due to $27.4 million of net proceeds from the Company's Initial Public Offering completed during the fourth quarter of 1997 offset by cash distributions totaling $16.5 million to the Company's S corporation shareholders prior to the Initial Public Offering. A portion of the distributions were financed with a $15 million short-term bank loan which was repaid with the proceeds of the Initial Public Offering. The balance of the net proceeds from the Initial Public Offering have been temporarily invested in tax-exempt commercial paper and short-term municipal bonds pending the use by the Company of such proceeds for working capital and other general purposes. Cash used for financing activities during 1996 and 1995 was primarily for distributions to the Company's shareholders.

         As of December 31, 1997, the Company had cash and cash equivalents of approximately $12.3 million and working capital of approximately $24.2 million. Assuming there is no significant change in the Company's business, the Company believes that existing cash balances, including proceeds received from the Initial Public Offering, and cash flow from operations will be sufficient to meet its normal working capital and capital expenditure requirements for at least the next 12 months. The Company expects to incur significant capital expenditures in 1998 in order to upgrade its telephone systems and complete the implementation of its new customer tracking and management and accounting systems.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, EARNINGS PER SHARE which changes the method of calculating earnings per share. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997 and was adopted by the Company in the fourth quarter of 1997.

         In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 supersedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition if four required criteria of a sale are not met. In addition, SOP 97-2 requires that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997 and has been adopted by the Company effective January 1, 1998. Management does not believe that the adoption of SOP 97-2 will have a material effect on the Company's financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

         SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. SFAS No. 130 is effective as of March 31, 1998.

         SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131, which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, but retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS No. 131 is effective as of December 31, 1998.

YEAR 2000 COMPLIANCE

         The Company is in the process of implementing a new customer integrated support and general ledger system which is expected to be in place within the next year and which will comply with year 2000 requirements. Because the Company's current systems are in the process of being replaced, the Company determined that it was unnecessary to evaluate the Company's current systems' compliance with year 2000 requirements. Although the Company has not undertaken an evaluation of year 2000 compliance issues with respect to its vendors, the Company does not believe that it will encounter significant difficulties with respect to year 2000 compliance issues that its major vendors may experience because the products that the Company obtains from its major vendors are generally not year 2000 date sensitive. Nevertheless, to the extent the Company's vendors experience year 2000 difficulties with their internal billing and shipping systems, the Company may face delays in obtaining certain products and services. The Company does not expect that its vendors' year 2000 difficulties, to the extent they exist, will have a significant effect on the Company's business or operations. See "Business - Product Development and Year 2000 Compliance" for a discussion of year 2000 implications with respect to the Company's products.

FORWARD-LOOKING STATEMENTS; BUSINESS RISKS

         This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "may," "prospect" and similar expressions as they relate to the Company or its management are intended to identify the forward-looking statements. These statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced. Factors that may cause or contribute to such differences and impact future events include, but are not limited to, the items described below, as well as in other sections of this report and the risk factors contained in the Company's Prospectus dated September 30, 1997 relating to its Initial Public Offering, any of which could have a material adverse effect on the results of operations and financial condition of the Company:

/bullet/ PRODUCT UPGRADES. The Company expects to introduce the next versions of its premium products, TRADESTATION AND OPTIONSTATION, late in the second quarter of 1998 and of SUPERCHARTS in the third quarter of 1998. These new versions will permit the products to take advantage of the enhanced capabilities of a 32-bit Windows environment. In the dynamic marketplace for PC-based financial software, the timely introduction of new products and new versions of existing products is an important factor in a company's success. If the Company should experience delays in the introduction of its next versions of TRADESTATION, OPTIONSTATION and SUPERCHARTS or in the introduction of new products, or if customer acceptance for such new versions or new products does not meet the Company's expectations, its financial condition and prospects for growth could be negatively affected. Similarly, should competing products enter the marketplace before or near to the time the Company's new products and/or new versions of its existing products have gained customer acceptance, or should the Company fail to market effectively its new products and new versions, or should the Company be unable to develop and introduce timely and successfully new products and new versions of its existing products, the Company's business and prospects could be materially adversely affected. In addition, when new versions of existing products are announced or potential customers otherwise learn of the imminence of new version releases, customers may delay their purchases until the new versions are released, negatively affecting sales.

         The 32-bit versions of

         TRADESTATION, OPTIONSTATION and SUPERCHARTS will not be compatible with the Microsoft Windows 3.1 operating system and will require Windows 95, Windows NT 4.0 or later versions of Windows. A decision by current users of the Windows 3.1 operating system not to upgrade to a newer version of the Windows operating system would adversely affect demand for the Company's products. In addition, the 32-bit versions of TRADESTATION, OPTIONSTATION and SUPERCHARTS will have higher minimum and recommended hardware requirements than do the current 16-bit versions of such products. To the extent existing users of the Company's 16-bit products decide not to upgrade their hardware, and to the extent that prospective customers do not own the appropriate hardware and are unwilling to acquire it, such users or prospective customers will not upgrade to, or purchase, the Company's 32-bit versions of its products, which could have a material adverse effect on the Company's revenues. See "Business - Product Development and Year 2000 Compliance."

/bullet/ POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly revenues and operating results have fluctuated significantly in the past, including the fourth quarter of 1997 (when compared to the other quarters of that year), and will likely fluctuate in the future. Causes of such significant fluctuations may include, but are not limited to, the following factors: the ability of the Company to develop, introduce, market and ship high-quality new and enhanced versions of the Company's products such as the anticipated new versions of TRADESTATION, OPTIONSTATION and SUPERCHARTS on a timely basis; the number, timing and significance of new product introductions by the Company and its competitors; the level of product and price competition; changes in the Company's sales incentive or marketing strategy; demand for the Company's products; changes in operating expenses; the volume and the timing of orders; attempts by the Company to enter new markets or expand into related businesses and the cost, timing and success thereof, the incurrence of significant costs in one quarter related to revenues anticipated to be realized in a subsequent quarter; and general economic factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Variability of Results."

/bullet/ DEPENDENCE ON KEY EMPLOYEES. The Company's success depends to a very significant extent on the continued availability and performance of a number of senior management, engineering and sales and marketing personnel, including the founders of the Company and its Co-Chief Executive Officers, William R. Cruz and Ralph L. Cruz and the Company's Vice President of Product Development, Peter A. Parandjuk. See "Business - Employees."

/bullet/ COMPETITION. The market for investment analysis software is intensely competitive and rapidly changing. The Company believes that due to anticipated growth of the market for investment analysis software, and other factors, competition will substantially increase and intensify in the future. The Company believes its ability to compete will depend upon many factors both within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, data availability, ease of use, pricing, reliability, customer service and support, sales and marketing efforts and product distribution channels. See "Business - Product Development and Year 2000 Compliance" and "Business - Competition."

/bullet/ PRODUCT CONCENTRATION. Since its introduction in 1991, sales of TRADESTATION have accounted for a majority of the Company's total revenues and are expected to continue to account for a substantial portion of such revenues for the foreseeable future. As a result, any factor resulting in price reductions of, or declines in demand for, TRADESTATION would have a material adverse effect on the Company's business, financial condition and results of operations. Similarly, customer acceptance of the next version of TRADESTATION which the Company expects to introduce late in the second quarter of 1998 is expected to affect the Company's results of operations beginning in the second half of 1998. See "Business - Product Development and Year 2000 Compliance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Years Ended December 31, 1997 and 1996 - REVENUES - LICENSING FEES."

/bullet/ MANAGEMENT OF CHANGE. The Company's business has grown rapidly in recent years. This growth has placed, and will continue to place, a significant strain on the Company's management and operations. The Company has ambitious plans for future growth, including entry into new markets and strategic relationships, that will place additional significant strain on the Company's management and operations. The Company's future operating results will depend, in part, on its ability to continue to broaden the Company's senior management group and administrative infrastructure, and its ability to attract, hire and retain skilled employees, particularly in the product management and product development areas. See "Business - Employees."

/bullet/ RISK OF RETURNS. Revenues are recognized by the Company at the time the product is shipped, and the Company maintains a reserve to account for anticipated returns of its products based on the Company's evaluation of historical experience and other relevant information. The Company's product return rate has increased significantly over the last several quarters and there can be no assurance that this trend will not continue. In 1997, the Company increased its returns reserve in response to the increased return rate. In the event that returns materially increase over historical rates as a result of changes in technology or marketing strategy, shifts in consumer demand or other reasons, the reserves maintained by the Company will not be sufficient to cover such returns and, in such event, the Company's business, financial condition and results of operations may be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Years Ended December 31, 1997 and 1996 - REVENUES - LICENSING FEES."

/bullet/ ACCOUNTS RECEIVABLE. The Company has an unusually high level of accounts receivable, based primarily on its policy of permitting customers to pay for many of its products by automatic monthly charges to the customer's credit card over a 12-month period. While the Company believes that it maintains adequate reserves to account for the non-collection of its accounts receivable, there can be no assurance that the rate of non-collection of accounts receivable will not continue to exceed historical levels, as was the case during 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

/bullet/ RISKS ASSOCIATED WITH ENTRY INTO INSTITUTIONAL MARKET. The Company has historically sold its products to individuals and has limited experience in marketing its products directly to institutions. The Company believes its future success will depend in part on its ability to move beyond its traditional customer base and market its products to institutions, including brokerage firms. The Company's success in the institutional market will depend in part, upon its ability to successfully develop network versions of its products such as the 32-bit versions of TRADESTATION, OPTIONSTATION and SUPERCHARTS. See "Business
         - Sales and Marketing."

/bullet/ RISKS ASSOCIATED WITH FLUCTUATIONS IN THE SECURITIES AND FINANCIAL
         MARKETS. The Company's products are marketed to customers who invest or trade in the securities and financial markets. To the extent that interest in investing, trading or the use of investment analysis tools decreases due to volatility in the securities or financial markets, tax law changes, recession, depression, or otherwise, the Company's business, financial condition and results of operations could be materially adversely affected.

/bullet/ RELATIONSHIPS WITH DATA VENDORS. The Company's viability depends on the ability of its customers to obtain access to a breadth of quality real-time and historical financial market data from services that are technically compatible with the Company's products. The Company currently depends nearly entirely upon relationships with third-party data vendors to ensure such access, and it currently has cross-marketing agreements with several data vendors. Most of the data vendors with whom the Company has developed technical compatibility (including those with which it has cross-marketing agreements) have developed and are currently marketing their own versions of investment analysis software and, in some cases, have established alliances with the Company's competitors. Such data vendors may decide to increase the focus of their efforts and resources on their own development efforts, develop products highly competitive with the Company's products, strengthen their alliances with the Company's competitors, discontinue their relationships with the Company, or develop strategic initiatives which involve eliminating or limiting compatibility between the Company's products and the data vendors' services. See "Business - Strategic Relationships."

/bullet/ RISKS ASSOCIATED WITH FUTURE RELIANCE ON THE INTERNET. The Company believes that future sales of its products and the future growth of the Company will depend upon the adoption of the Internet as a widely used medium for commerce and communication, and the Internet becoming a significant means of delivery of high-quality financial market data, marketing materials and customer support. If the Internet becomes viable in such manner, the Company will have to develop extensive Internet product technical compatibility and adjust its marketing and customer support approaches accordingly. There can be no assurance that the Company will successfully develop and implement such technical compatibility, or effectively adjust its marketing and customer support approaches, in a timely manner, if at all. Conversely, the Internet may not prove to be a viable commercial marketplace because of a failure to develop the necessary infrastructure, such as reliable network backbones and adequate band-widths, or the failure to develop complementary services, such as high-speed modems. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth.

/bullet/ DEPENDENCE ON RELATIONSHIP WITH DOW JONES MARKETS. The Company has entered into two Software License, Maintenance and Development Agreements with Dow Jones Markets relating to TRADESTATION and SUPERCHARTS. The TRADESTATION agreement provides a substantial minimum royalty stream over the next five years. While the agreements are non-cancelable, there can be no assurance that the Company's anticipated royalties and other anticipated benefits from its relations with Dow Jones Markets will be realized. Further, in late March 1998 it was announced that Dow Jones Markets is to be sold to Bridge Information Systems. There can be no assurance that such sale, if consummated, would not have a material adverse effect on the transactions contemplated by the Dow Jones Markets agreements. See "Business - Strategic Relationships."

/bullet/ INTELLECTUAL PROPERTY. The Company's success is heavily dependent on its proprietary technology. The Company relies on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its proprietary rights. Policing unauthorized use of the Company's products is difficult, however, and the Company is unable to determine the extent to which piracy of its software products exists. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or products. One technical measure that the Company employs to protect its software from piracy is the use of a hardware security block. The Company is currently considering, based on customer feedback, eliminating the security block and/or pursuing alternate technical measures. If that occurs, there can be no assurance that piracy will not materially increase and result in reduced revenues to the Company. See "Business - Intellectual Property."

/bullet/ RISKS OF PRODUCT DEFECTS; PRODUCT LIABILITY. As a result of their complexity, all software products, including the Company's products, contain errors. Despite testing by the Company and initial use by customers, when new products are introduced or new versions of products are released there can be no assurance that errors will not be found and persist after commencement of commercial shipments, resulting in loss of revenues, delay in market acceptance or damage to the Company's reputation.

/bullet/ POTENTIAL LIABILITY TO CUSTOMERS. The Company's products are used by investors in the financial markets, and, as a result, an investor might claim that investment losses or lost profits resulted from use of a flawed version of one of the Company's products or inaccurate assumptions made by the product regarding data, which could result in litigation against the Company. In addition, there can be no assurance that unanticipated difficulties will not delay the Company's year 2000 compliance efforts, or that compliance modifications will not adversely affect the Company's products in ways not currently anticipated by the Company, either of which occurrences could result in claims by customers. See "Product Development and Year 2000 Compliance." Any such litigation could result in substantial damages and significant cost to the Company in terms of the deployment of its financial and managerial resources.

/bullet/ RISK OF PENDING CLASS ACTION. On January 28, 1998, a class action lawsuit was filed against the Company, its Co-Chief Executive Officers and the lead underwriters for the Company's Initial Public Offering alleging that the defendants violated Section 11 of the Securities Act by allegedly making misrepresentations and omissions of material facts in connection with the Initial Public Offering of the Company's Common Stock and in connection with the Company's financial condition. The alleged misrepresentations and omissions concern, among other things, the receipt of proceeds of the Initial Public Offering by William R. Cruz and Ralph L. Cruz and the Company's TRADESTATION sales. The suit also alleges that William R. Cruz and Ralph L. Cruz violated Section
         15 of the Securities Act based on the same alleged conduct as described above. The plaintiff seeks certification of a class consisting of all persons who purchased the Company's Common Stock in the Initial Public Offering or between October 4, 1997 and January 6, 1998 (excluding, in general, persons who are related to or have interests in common with the defendants). On behalf of himself and the class, the plaintiff seeks damages, interest, costs and expenses, including attorneys' and experts' fees and other appropriate relief. While the Company believes the lawsuit is without merit and intends to contest the lawsuit vigorously, the costs of litigation are expected to negatively affect the Company's general and administrative expenses. In addition, as the lawsuit proceeds, management time and attention may be diverted as the Company responds to the allegations raised therein. In the event the Company does not ultimately prevail in the lawsuit, class damages could be substantial and could materially adversely affect the Company's financial condition. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Years Ended December 31, 1997 and 1996 - OPERATING EXPENSES - GENERAL AND ADMINISTRATIVE EXPENSES."

/bullet/ RISK OF INTELLECTUAL PROPERTY LITIGATION. There has been substantial litigation in the software industry involving intellectual property rights. Although the Company does not believe that it is infringing the intellectual property rights of others, there can be no assurance that infringement claims, if asserted, would not have a material adverse effect on the Company's business, financial condition and results of operations, or result in the Company being unable to use intellectual property which is integral to one or more of its products. See "Business - Intellectual Property."

/bullet/ RISKS ASSOCIATED WITH INTERNATIONAL EXPANSION. A key component of the
         Company's strategy is its planned expansion into international markets. This strategy is dependent, in part, on international customers having access to the appropriate financial market data. There is no practical and affordable access to such data in many countries and there can be no assurance that the required financial market data will ever be readily available in the countries in which the Company's products could be sold or that such data, if available, will be reliable or affordable. To date, the Company has only limited experience in marketing, selling and delivering its products internationally. See "Business - Sales and Marketing."

/bullet/ FUTURE CAPITAL NEEDS. The Company believes that it has sufficient funds to meet normal working capital needs at least through 1998. The Company's ability to expand and grow its business in accordance with its current plans, to make acquisitions and to meet its long-term capital requirements beyond 1998 will depend on many factors, including, but not limited to, the rate, if any, at which the Company's cash flow increases, the ability and willingness of the Company to accomplish acquisitions with its capital stock, and the availability to the Company of public and private debt and equity financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements and notes thereto and the report of the independent auditors thereon set forth on pages F-1 through F-17 herein are filed as part of this report and incorporated herein by reference.

         The Financial Statement Schedule and the report of the independent auditors thereon set forth on pages S-1 through S-3 herein are filed as part of this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from the Company's 1998 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference from the Company's 1998 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the Company's 1998 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the Company's 1998 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Documents filed as part of this report:

                  1. Financial Statements. The Financial Statements and notes thereto and the report of the independent auditors thereon set forth on pages F-1 through F-17 herein are filed as part of this report and incorporated herein by reference.

                  2. Financial Statement Schedules. The Financial Statement Schedule and the report of the independent auditors thereon set forth on pages S-1 through S-3 herein are filed as part of this report and incorporated herein by reference.

                  3.       Exhibits.

                           EXHIBIT
                           NUMBER   DESCRIPTION
                           ------   -----------

                           3.1 Second Amended and Restated Articles of Incorporation of Omega Research, Inc./dagger/

                           3.2 Second Amended and Restated Bylaws of Omega Research, Inc./dagger/

                           10.1 Omega Research, Inc. Amended and Restated 1996 Incentive Stock Plan./bullet/*

                           10.2 Omega Research, Inc. 1997 Nonemployee Director Stock Option Plan, as amended (filed herewith).

                           10.3     Software License, Maintenance and
                                    Development Agreement between Dow Jones
                                    Markets, Inc. and the Company, as amended
                                    (TRADESTATION Agreement)./dagger/

                           10.4     Software License, Maintenance and
                                    Development Agreement between Dow Jones
                                    Markets, Inc. and the Company (SUPERCHARTS
                                    Agreement). /dagger/

                           10.5 Standard Office Building Lease between 8700 Flagler, Ltd. and the Company, as amended by Memorandum of Commencement Date. /dagger/

                           10.6     S Corporation Tax Allocation and
                                    Indemnification Agreement. /bullet/

                           10.7     Form of Indemnification Agreement. /dagger/

                           10.8 Omega Research, Inc. 1997 Employee Stock Purchase Plan./bullet/*

                           10.9     Form of non-competition agreement. /dagger/

                           10.10 Letter Agreement dated October 27, 1997 from Dow Jones Markets, Inc. to Omega Research, Inc. (filed herewith).

                           23.1     Consent of Arthur Andersen LLP (filed
                                    herewith).

                           27.1     Financial Data Schedule (filed herewith).

                           ----------------------------------
                           /dagger/ Previously filed as part of Registration
                                    Statement No. 333-3207 on Form S-1 filed with the Commission on July 25, 1997.

                           /bullet/ Previously filed as part of Amendment No. 1
                                    to Registration Statement No. 333-3207 filed with the Commission on August 25, 1997.

                           *        Indicates a management contract or
                                    compensatory plan or arrangement.

                  (b)      Reports on Form 8-K:

                           No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OMEGA RESEARCH, INC.

                                By:  /s/ WILLIAM R. CRUZ
                                     -------------------------------------------
                                     William R. Cruz
                                     Co-Chairman of the Board of Directors and
                                     Co-Chief Executive Officer

                                By:  /s/ RALPH L. CRUZ
                                     -------------------------------------------
                                     Ralph L. Cruz
                                     Co-Chairman of the Board of Directors and
                                     Co-Chief Executive Officer

Dated: March 27, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ WILLIAM R. CRUZ                 Co-Chairman of the Board and                         March 27, 1998
-------------------------------     Co-Chief Executive Officer
William R. Cruz                     (Co-Principal Executive Officer)


/s/ RALPH L. CRUZ                   Co-Chairman of the Board and                         March 27, 1998
------------------------------      Co-Chief Executive Officer
Ralph L. Cruz                       (Co-Principal Executive Officer)


/s/ SALOMON SREDNI                  Vice President of Operations,                        March 27, 1998
------------------------------      Chief Financial Officer and Director
Salomon Sredni                      (Principal Financial and Accounting Officer)


/s/ CHRISTOS M. COTSAKOS            Director                                             March 27, 1998
------------------------------
Christos M. Cotsakos

/s/ BRIAN D. SMITH                  Director                                             March 27, 1998
------------------------------
Brian D. Smith

/s/ PETER A. PARANDJUK              Director                                             March 27, 1998
-------------------------------
Peter A. Parandjuk

/s/ MARC J. STONE                   Director                                             March 27, 1998
-------------------------------
Marc J. Stone

                              OMEGA RESEARCH, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                    PAGE

Report of Independent Certified Public Accountants ..........................................       F-2

Balance Sheets as of December 31, 1997 and 1996..............................................       F-3

Statements of Income for the years ended December 31, 1997, 1996 and 1995....................       F-4

Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995......       F-5

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995................       F-6

Notes to Financial Statements................................................................       F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
  Omega Research, Inc.:

    We have audited the accompanying balance sheets of Omega Research, Inc. (a Florida corporation) as of December 31, 1997 and 1996, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Research, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Miami, Florida,
  January 23, 1998.

                                           OMEGA RESEARCH, INC.
                                              BALANCE SHEETS


                                                                            December 31,
                                                                  ----------------------------------
                                                                        1997              1996
                                                                  ----------------    --------------
                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                       $ 12,323,515           $   141,633
  Marketable securities                                              1,014,590                     -
  Accounts receivable, net                                           9,438,218             4,357,048
  Inventories                                                          146,821                92,188
  Other current assets                                                 520,537                 5,690
  Deferred income taxes                                              2,963,000                     -
                                                                  ------------           -----------
     Total current assets                                           26,406,681             4,596,559

PROPERTY AND EQUIPMENT, net                                            971,511             1,085,112
OTHER ASSETS                                                            91,626               121,657
                                                                  ------------           -----------
     Total assets                                                 $ 27,469,818           $ 5,803,328
                                                                  ============           ===========


                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                $  1,119,202           $   482,662
  Accrued expenses                                                     608,947               485,189
  Income taxes payable                                                 509,000                     -
                                                                  ------------           -----------
     Total current liabilities                                       2,237,149               967,851
                                                                  ------------           -----------
COMMITMENTS & CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value; 25,000,000 shares
    authorized, none issued and outstanding                                  -                     -
  Common stock, $.01 par value; 100,000,000
    shares authorized, 22,246,108 and 19,480,000
    issued and outstanding at December 31, 1997
    and 1996, respectively                                             222,461               194,800
  Additional paid-in capital                                        23,745,251                 2,517
  Retained earnings                                                  1,264,957             4,638,160
                                                                  ------------           -----------
     Total shareholders' equity                                     25,232,669             4,835,477
                                                                  ------------           -----------
     Total liabilities and shareholders' equity                   $ 27,469,818           $ 5,803,328
                                                                  ============           ===========

The accompanying notes to financial statements are an integral part of these balance sheets.

                              OMEGA RESEARCH, INC.
                              STATEMENTS OF INCOME


                                                                      Year Ended December 31,
                                                     ------------------------------------------------------
                                                         1997                 1996                 1995
                                                     ------------         ------------          -----------

REVENUES:
  Licensing fees                                     $ 24,364,990         $ 13,943,234          $ 7,912,502
  Other revenues                                        4,861,284            3,876,928            1,501,911
                                                     ------------         ------------          -----------
     Total revenues                                    29,226,274           17,820,162            9,414,413
                                                     ------------         ------------          -----------
OPERATING EXPENSES:
  Cost of licensing fees                                1,848,993            1,716,884              875,700
  Product development                                   1,890,392            1,041,131              651,432
  Sales and marketing                                  11,272,290            5,617,931            3,560,970
  General and administrative                            5,420,760            2,421,638            1,038,088
                                                     ------------         ------------          -----------
    Total operating expenses                           20,432,435           10,797,584            6,126,190
                                                     ------------         ------------          -----------
    Income from operations                              8,793,839            7,022,578            3,288,223

OTHER INCOME, net                                         146,474               59,436               23,724
                                                     ------------         ------------          -----------
    Income before income taxes                          8,940,313            7,082,014            3,311,947

INCOME TAX BENEFIT                                       (934,000)                   -                    -
                                                     ------------         ------------          -----------
    Income before pro forma income
      tax adjustments                                   9,874,313            7,082,014            3,311,947

PRO FORMA INCOME TAX
     ADJUSTMENTS (Note 1):
  Pro forma income taxes for periods
     prior to September 30, 1997                        3,255,731            2,797,396            1,308,219
  Non-recurring tax credit                              1,167,000                    -                    -
                                                     ------------         ------------          -----------
  Pro forma net income                               $  5,451,582         $  4,284,618          $ 2,003,728
                                                     ============         ============          ===========
PRO FORMA EARNINGS PER
  SHARE (Note 8):

  Basic                                              $       0.27         $       0.22          $      0.10
                                                     ============         ============          ===========
  Diluted                                            $       0.26         $       0.21          $      0.10
                                                     ============         ============          ===========


The accompanying notes to financial statements are an integral part of these statements.

                              OMEGA RESEARCH, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                   Common Stock           Additional
                                             -------------------------     Paid-in         Retained       Treasury
                                               Shares        Amount        Capital         Earnings        Stock         Total
                                             ----------   ------------   ------------   ------------    ----------    ------------
BALANCE, December 31, 1994                   19,480,000   $    194,800   $          -    $  1,618,760    $   (2,250)   $  1,811,310

   Cash distributions to shareholders                 -              -              -      (2,153,000)            -      (2,153,000)
   Net income                                         -              -              -       3,311,947             -       3,311,947
                                             ----------   ------------   ------------    ------------    ----------    ------------
BALANCE, December 31, 1995                   19,480,000        194,800              -       2,777,707        (2,250)      2,970,257

   Retirement of treasury stock                       -              -         (2,250)              -         2,250               -
   Compensation expense on stock
       option grants                                  -              -          4,767               -             -           4,767
   Cash distributions to shareholders                 -              -              -      (5,221,561)            -      (5,221,561)
   Net income                                         -              -              -       7,082,014             -       7,082,014
                                             ----------   ------------   ------------    ------------    ----------    ------------
BALANCE, December 31, 1996                   19,480,000        194,800          2,517       4,638,160             -       4,835,477

   Issuance of common stock                   2,766,108         27,661     27,412,784               -             -      27,440,445
   Cash distributions to shareholders, net            -              -              -     (16,532,826)            -     (16,532,826)
   Non-cash distributions to shareholders             -              -              -        (506,781)            -        (506,781)
   Conversion from S corporation to
        C corporation                                 -              -     (3,792,091)      3,792,091             -               -
   Compensation expense on stock
       option grants                                  -              -        122,041               -             -         122,041
   Net income                                         -              -              -       9,874,313             -       9,874,313
                                             ----------   ------------   ------------    ------------    ----------    ------------
BALANCE, December 31, 1997                   22,246,108   $    222,461   $ 23,745,251    $  1,264,957    $        -    $ 25,232,669
                                             ==========   ============   ============    ============    ==========    ============

The accompanying notes to financial statements are an integral part of these statements.

                                                 OMEGA RESEARCH, INC.
                                               STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31,
                                                                   ----------------------------------------------------
                                                                        1997               1996              1995
                                                                   ----------------   ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before pro forma income tax adjustments                     $     9,874,313    $    7,082,014    $    3,311,947
Adjustments to reconcile income before pro forma income
   tax adjustments to net cash provided by operating activities:
    Depreciation and amortization                                          606,820           353,852           205,753
    Provision for doubtful accounts                                      2,450,736           830,430           134,000
    Compensation expense on stock option grants                            122,041             4,767                 -
    Deferred income tax benefit                                         (2,963,000)                -                 -
    (Increase) decrease in:
         Accounts receivable                                            (7,531,906)       (3,223,458)       (1,158,223)
         Inventories                                                       (54,633)          (57,465)            8,082
         Other current assets                                             (514,847)             (558)            4,919
         Other assets                                                      (41,315)          (46,800)           (2,211)
    Increase (decrease) in:
         Accounts payable                                                  636,540           278,739           (86,175)
         Accrued expenses                                                  123,758           371,284            18,472
         Income taxes payable                                              509,000                 -                 -
                                                                   ----------------   ---------------   ---------------
             Net cash provided by operating activities                   3,217,507         5,592,805         2,436,564
                                                                   ----------------   ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (899,296)         (530,733)         (240,310)
    Capitalized software development costs                                 (29,358)          (10,346)          (61,000)
    Purchases of marketable securities                                  (1,014,590)                -                 -
    Proceeds from maturities of investments                                      -                 -           200,489
                                                                   ----------------   ---------------   ---------------
             Net cash used in investing activities                      (1,943,244)         (541,079)         (100,821)
                                                                   ----------------   ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net                         27,440,445                 -                 -
    Distributions to shareholders, net                                 (16,532,826)       (5,221,561)       (2,153,000)
    Proceeds from borrowings of short-term debt                         15,000,000                 -                 -
    Repayment of borrowings of short-term debt                         (15,000,000)                -                 -
                                                                   ----------------   ---------------   ---------------
             Net cash provided by (used in) financing activities        10,907,619        (5,221,561)       (2,153,000)
                                                                   ----------------   ---------------   ---------------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                     12,181,882          (169,835)          182,743

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             141,633           311,468           128,725
                                                                   ----------------   ---------------   ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     12,323,515   $      141,633    $      311,468
                                                                   ================   ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                          $         17,979   $            -    $        1,657
                                                                   ================   ===============   ===============
   Cash paid for income taxes                                      $      1,520,000   $            -    $            -
                                                                   ================   ===============   ===============


SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
   Effective June 30, 1997, the Company declared a dividend distributing land and a building with a carrying value of $506,781, to its shareholders.

The accompanying notes to financial statements are an integral part of these statements.

                              OMEGA RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Omega Research, Inc. (the "Company"), a Florida corporation, was incorporated in 1982 to develop, market and sell investment analysis software to investors. The Company's principal products allow investors to historically test and computer automate trading strategies.

    The following is a summary of significant accounting policies followed in the preparation of these financial statements.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1997, cash and cash equivalents consists primarily of overnight investments, tax exempt commercial paper and short-term municipal bonds with an original maturity of three months or less. As of December 31, 1996, cash and cash equivalents consisted primarily of interest-bearing deposits.

    MARKETABLE SECURITIES

    Marketable securities consist of investment grade municipal bonds maturing within a year. The cost of these investments approximates fair market value and management has designated the securities as available for sale. As a result, unrealized gains and losses, net of tax, are computed on the basis of average cost and are included in shareholders' equity.

    ACCOUNTS RECEIVABLE

    Accounts receivable are principally from individuals, distributors and retailers of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $3.2 million, and $830,000 at December 31, 1997 and 1996, respectively, and allowances for potential returns of approximately $4.2 and $1.8 million at December 31, 1997 and 1996, respectively.

    The Company provides all customers with a 30-day right of return, and as a result, records a provision for returns at the time of sale. The Company, depending on the circumstances, permits customers to return products after the 30-day period in order to maintain as high a level of customer satisfaction as possible. The reserve for returns and the provision for bad debts, in accordance with generally accepted accounting principles, are estimated based on historical experience and other relevant information. There is no certainty that future returns or bad debts will not exceed established estimates. In addition, the Company is subject to rapid changes in technology and shifts in consumer demand which could result in product returns, in the near term, that are materially different than the Company's reserves provided.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value as of December 31, 1997 and 1996.

    INVENTORIES

    Inventories, which consist primarily of software media, manuals and related packaging materials, are stated at the lower of cost or market with cost determined on a first-in, first-out ("FIFO") basis.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Property and equipment are depreciated using straight-line method over the estimated useful lives of the assets.

    Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized currently.

    SOFTWARE DEVELOPMENT COSTS

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COST OF CAPITALIZED SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized on the straight-line basis over a one-year period, the period of benefit, of the related products. For certain periods, the technological feasibility of the Company's products and the general release of such software substantially coincide, and, as a result, software development costs qualifying for capitalization are immaterial. There are no capitalized software development costs as of December 31, 1997. Capitalized software development costs, net of amortization, were approximately $71,000 at December 31, 1996.

    LONG LIVED ASSETS

     The Company adopted SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, in 1996. SFAS No. 121 establishes accounting standards to recognize the impairment of long-lived assets, certain identifiable intangibles and goodwill. The adoption did not have an impact on the Company's results of operations and financial position.

REVENUE RECOGNITION

    LICENSING FEES

    Sales, net of provisions for estimated returns, are recognized at the time the product is shipped, in accordance with the provisions of the AICPA Statement of Position ("SOP") 91-1, SOFTWARE REVENUE RECOGNITION. While the Company has no obligation to perform future services subsequent to shipment, the Company provides telephone customer support as an accommodation to purchasers of its products as a means of fostering customer satisfaction. The majority of such services are provided during the first 60 days of ownership of the Company's products. Costs associated with this effort are generally insignificant in relation to product sales value.

    In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 supercedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition if four required criteria of a sale are not met. In addition, SOP 97-2 requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. SOP 97-2 will be adopted by the Company effective January 1, 1998. Management does not believe that the adoption of SOP 97-2 will have a material impact on the Company's financial position or results of operations.

     Since its introduction in 1991, sales of TRADESTATION have accounted for a majority of the Company's total revenues and are expected to continue to account for a substantial portion of such revenues for the foreseeable future. As a result, any factor resulting in price reductions of, or declines in demand for, TRADESTATION would have a material adverse effect on the Company's business, financial condition and results of operations.

    OTHER REVENUES

    The Company has entered into various agreements with entities that market and sell financial market data feed subscriptions. Except for the agreements described in Note 9, the Company receives, in certain cases, monthly payments based on the use by the Company's customers of financial market data feed subscriptions which are accessed through one of the Company's products. The Company records these revenues as they are earned in accordance with the terms of the applicable contracts.

    ADVERTISING COSTS

    Advertising costs are expensed when the initial advertisement is run and are included in sales and marketing expenses in the accompanying statements of income.

     STOCK-BASED COMPENSATION

    In accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of income when these types of options are issued. As permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25.

    INCOME TAXES

    For income tax purposes, the Company was an S corporation prior to September 30, 1997. Accordingly, net income and related timing differences which arise in the recording of income and expense items for financial reporting and tax reporting purposes were included in the individual tax returns of the S corporation shareholders. Effective September 30, 1997, the Company terminated its S corporation election, and, as a result, adopted SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

    PRO FORMA INCOME TAX ADJUSTMENTS

    The pro forma income tax adjustments included in the accompanying statements of income are for informational purposes only. Income taxes have been provided at the estimated effective rate of 39.5% for periods prior to September 30, 1997. In addition, a non-recurring tax credit of $1.2 million has been excluded from pro forma net income (see Note 7).

    PRO FORMA EARNINGS PER SHARE

    The Company adopted SFAS No. 128, EARNINGS PER SHARE, which changes the method of calculating earnings per share, during the fourth quarter of 1997. SFAS No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include established reserves for returns and reserves for potentially uncollectable accounts receivable.

     NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

    SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. SFAS No. 130 is effective as of March 31, 1998.

    SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas, and major customers. SFAS No. 131, which supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, but retains the requirement to report information about major customers, requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 131 is effective as of December 31, 1998.


(2)  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consists of the following:

                                                             Useful Life
                                                              in Years               1997              1996
                                                              --------               ----              ----

    Land                                                         -            $       -           $     47,034
    Building and improvements                                    35                   -                559,119
    Computers and software                                       3                1,553,091            913,052
    Furniture and equipment                                      5                  445,909            284,625
    Leasehold improvements                                       5                   97,976              -
    Autos                                                        5                  110,205            110,205
                                                                              -------------       ------------
                                                                                  2,207,181          1,914,035
    Accumulated depreciation and amortization                                    (1,235,670)          (828,923)
                                                                              -------------       -------------
                                                                              $     971,511       $  1,085,112
                                                                              =============       ============

(3)  ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                                                   1997               1996
                                                                                   ----               ----

     Payroll and related accruals                                                $ 314,378           $ 262,268
     Accrued technical support costs                                               165,666             120,000
     Other                                                                         128,903             102,921
                                                                                 ---------           ---------
                                                                                 $ 608,947           $ 485,189
                                                                                 =========           =========

 (4)  SHAREHOLDERS' EQUITY

    SHARE SPLIT

    Effective January 29, 1997, the Company authorized an increase in the amount of its authorized common stock to 100 and changed the par value of each share to $.01. In addition, on January 30, 1997, the Company declared a 97,400-for-1 split of its outstanding common stock. The split has been retroactively reflected in the financial statements for all periods presented.

    PREFERRED STOCK

    On July 16, 1997, the Company authorized 25 million shares of preferred stock with a par value of $.01 per share. No specific preferences or rights have been established to date with respect to any of these shares nor have any of these shares been issued.

    INITIAL PUBLIC OFFERING

    On October 6, 1997, the Company closed on its initial public offering of 2.6 million shares of common stock of the Company at $11.00 per share (the "Initial Public Offering"). On November 5, 1997, the Company closed on the underwriters' purchase of 158,108 additional shares of common stock pursuant to the exercise of a portion of their over-allotment option granted in the Initial Public Offering. Total proceeds to the Company, net of underwriting discounts and offering expenses of approximately $2.9 million, were $27.4 million.

    DISTRIBUTIONS TO SHAREHOLDERS

    On September 30, 1997, the Company terminated its S corporation status and the Company became a C corporation making it subject to federal and state income taxes on its earnings. In conjunction with the Company becoming a C corporation, the Company declared and paid a cash dividend payable to the Company's existing shareholders of $15.4 million (the "Dividend"). The Dividend was equal to the Company's estimate at that time of its cumulative taxable income prior to its conversion to a C corporation to the extent such taxable income had not been previously distributed. Subsequent to the payment of the Dividend, the Company preliminarily determined that the actual cumulative taxable income would be less than was originally estimated. Accordingly, in the fourth quarter of 1997, the recipients of the Dividend repaid $800,000, plus interest, to the Company, reducing the Dividend to $14.6 million. It is expected that the amount of the Dividend will be further adjusted during 1998 based upon the finalization of the Company's 1997 tax returns and final determination of S corporation earnings at the date of conversion to a C corporation.

    STOCK OPTION PLANS

    The Company has reserved 3,000,000 shares of its common stock for issuance under its Amended and Restated 1996 Incentive Stock Plan (the "Option Plan"). Under the Option Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants of the Company. Currently, only options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. The exercise price of incentive stock options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The options issued under the Plan generally vest ratably over a five-year period.

    The Company has reserved 175,000 shares of its common stock for issuance under its 1997 Director Stock Option Plan, as amended (the "Director Plan"). Under the Director Plan, an independent director is awarded an initial grant of up to 75,000 non-qualified stock options and annual grants of up to 3,000 non-qualified stock options. The terms of each option grant are determined by the Board of Directors.

  A summary of stock option activity is as follows:

                                                                              Option Price Per Share
                                                         Number           ------------------------------------
                                                        of Shares            Low        High       Weighted
                                                        ---------            ---        ----       --------
     Outstanding, December 31, 1995                             -               -           -            -
         Granted                                          582,000          $ 1.25      $ 1.25       $ 1.25
                                                      -----------
     Outstanding, December 31, 1996                       582,000            1.25        1.25         1.25
         Granted                                          559,175            1.25       11.00         4.90
         Cancelled                                       (25,350)            2.00       11.00         3.51
         Exercised                                        (8,000)            1.25        1.25         1.25
                                                      -----------
     Outstanding, December 31, 1997                     1,107,825            1.25       11.00         3.04
                                                      ===========

     Additional information regarding options outstanding at December 31, 1997 is as follows:

                                       Options Outstanding                       Options Exercisable
       Range of          ------------------------------------------------  ----------------------------------
     Exercisable             Number          Weighted        Weighted           Number           Weighted
        Prices            Outstanding        Average         Average          Exercisable        Average
----------------------       as of         Contractual       Exercise            as of           Exercise
   Low         High        12/31/97           Life            Price            12/31/97           Price
-----------   --------  ----------------  ---------------  --------------  ----------------  ----------------

    $ 1.25    $   2.50       684,650          8.94            $  1.36           108,400          $  1.25
      3.00        5.00       270,000          9.67               3.92                 -                -
      6.00        7.25        75,500          9.63               6.98                 -                -
     11.00       11.00        77,675          9.75               1.00             2,500            11.00
    ------    --------     ---------          ----            -------           -------         --------
    $ 1.25    $  11.00     1,107,825          9.22            $  3.04           110,900          $  1.47
    ======    ========     =========          ====            =======           =======         ========

    All options issued during 1996 were issued to key employees at an exercise price that was subsequently determined to be approximately $291,000 below fair market value at the date of grant as determined by an independent appraisal. Several of the options issued during 1997 were determined to be, in the aggregate, approximately $341,000 below fair value as determined by an independent appraisal. These differences are being amortized over the five-year vesting period of the related stock options. For the years ended December 31, 1997 and 1996, the Company recorded compensation expense of approximately $122,000 and $5,000, respectively. Included in compensation expense in 1997, was approximately $23,000 related to options issued to a consultant of the Company, accounted for under the provisions of SFAS No. 123. Options to purchase 110,900 shares were exercisable at December 31, 1997. No options were exercisable at December 31, 1996.

    The Company, as permitted by SFAS No. 123, applies the APB Opinion No. 25 for options granted to employees. Accordingly, no compensation is recognized for such grants to the extent their exercise price is equal to the fair market value of the underlying stock at the date of grant. Had compensation cost for the Company's stock options been based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's pro forma net income (and pro forma earnings per share on a diluted basis) for the years ended December 31, 1997 and 1996 would have been approximately $5.2 million ($0.25 per share) and $4.3 million ($0.21 per share), respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions: expected volatility of 70% for options issued prior to the Initial Public Offering and 81% for options issued on or after the Initial Public Offering, risk-free interest rate of 7.0%, no expected dividends and expected terms of seven years.

    EMPLOYEE STOCK PURCHASE PLAN

    In July 1997, the Board of Directors of the Company adopted and the shareholders approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month Purchase Plan period is 85% of the lesser of the fair market value of the Company's common stock on the first or last business day of the Purchase Plan period. The Purchase Plan provides for the first options to be granted for the Purchase Plan Period commencing January 1, 1998.

(6)  EMPLOYEE BENEFIT PLAN

    The Company provides retirement benefits through a defined contribution 401(k) plan (the "401(k) Plan") which was established during 1994. Employees become eligible based upon meeting certain service requirements. The Company matches employee contributions based upon a formula defined in the 401(k) Plan. Matching contributions accrued under the 401(k) Plan amounted to approximately $63,000, $62,000 and $16,000 in 1997, 1996 and 1995, respectively.

(7)  INCOME TAXES

    The components of income tax benefit for the year ended December 31, 1997 are as follows:

      Current taxes:
          Federal                                     $ 1,739,894
          State                                           289,106
                                                      -----------
              Total current taxes                       2,029,000
                                                      -----------

      Deferred tax benefit:
          Federal                                      (2,540,811)
          State                                          (422,189)
                                                      -----------
              Total deferred tax benefit               (2,963,000)
                                                        ---------
      Total income tax benefit                        $  (934,000)
                                                      ===========

    Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences that created deferred income taxes are as follows:

      Deferred tax assets:
          Reserves and allowances                     $2,900,000
          Other                                          283,000
                                                      ----------
              Total deferred tax assets                3,183,000

      Valuation allowance                               (220,000)
                                                      -----------
      Deferred income taxes, net                      $2,963,000
                                                      ===========

    The difference between the reported income tax benefit for the year ended December 31, 1997 and the provision computed by applying the statutory federal rate currently in effect, is primarily due to recognition by the Company of a non-recurring net benefit for income taxes of $1.2 million upon adoption of SFAS No. 109 during the third quarter of 1997, as well as the fact that no income taxes were provided during the first nine months of 1998, while the Company was an S corporation for income tax reporting purposes.

    The $1.2 million benefit for income taxes recorded during the third quarter of 1997 is comprised of a non-recurring deferred income tax credit (the "SFAS 109 Credit") of approximately $3.0 million partially offset by a $1.8 million provision for income taxes payable. The SFAS 109 Credit recognized net deferred tax assets arising from book and tax basis differences that arose primarily as a result of accounts receivable reserves. The $1.8 million in income taxes payable relate to federal and state income taxes owed by the Company as a result of an approximate $4.6 million in S corporation taxable earnings to be recognized for tax purposes during 1997 and 1998. Approximately $900,000 of such taxes payable was paid by the Company in 1997.

(8)  PRO FORMA EARNINGS PER SHARE

    Pro forma earnings per share is calculated as follows:

                                                             1997             1996              1995
                                                             ----             ----              ----
  Pro forma net income available to
  common shareholders                                    $  5,451,582       $ 4,284,618     $  2,003,728

  Weighted average shares outstanding                      20,171,527        19,480,000       19,480,000
  Impact of dilutive options after applying
    the treasury stock method                                 713,148         1,061,000        1,061,000
                                                         ------------       -----------     ------------
  Shares outstanding (diluted)                             20,884,675        20,541,000       20,541,000
                                                         ------------       -----------     ------------

  Per share amounts:
     Basic                                                   $   0.27          $   0.22          $  0.10
                                                             ========          ========         ========
     Diluted                                                 $   0.26          $   0.21          $  0.10
                                                             ========          ========         ========

(9)  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company has three non-cancellable operating leases for facilities. The only significant operating lease is for five and one-half years and commenced in February 1997. Future minimum lease payments as of December 31, 1997 under all operating leases are as follows:

                      1998                            $    282,922
                      1999                                 265,638
                      2000                                 271,942
                      2001                                 280,586
                      2002                                 178,293
                                                      ------------
                                                      $  1,279,381
                                                      ============

    Total rent expense for 1997 and 1996 was approximately $256,000 and $47,000, respectively. There was no rent expense during 1995.

    DOW JONES MARKETS ROYALTY AGREEMENTS

    The Company has entered into a Software License, Maintenance and Development Agreement (the "Agreement") with Dow Jones Markets, Inc. ("Dow Jones Markets"). Under the Agreement, the Company modified one of its software products to create a Dow Jones Markets version. Also, the Company granted Dow Jones Markets a license to promote, market, sublicense and distribute the Dow Jones Markets version for six years. During 1997 and 1996, the Company earned approximately $2.2 and $1.5 million, respectively, in royalties (based upon minimum royalty requirements) under the terms of this Agreement. In March 1997, the Company entered into a similar agreement (but without minimum royalty requirements) with Dow Jones Markets concerning one of its other software products. Marketing of such other product under that agreement has not yet begun.

    LITIGATION

     On January 28, 1998, a class action lawsuit, captioned RICHARD M. RHODES V. WILLIAM R. CRUZ; RALPH L. CRUZ; OMEGA RESEARCH, INC.; BANCAMERICA ROBERTSON STEPHENS; LEHMAN BROTHERS; AND HAMBRECHT & QUIST (Case No. 98-0174-CIV-Lenard), was filed in the United States District Court for the Southern District of Florida. The suit alleges that the defendants violated Section 11 of the Securities Act of 1933 (the "Securities Act") by allegedly making misrepresentations and omissions of material facts in connection with the Initial Public Offering of the Company's Common Stock and in connection with the Company's financial condition. The alleged misrepresentations and omissions concern, among other things, the receipt of proceeds of the Initial Public Offering by William R. Cruz and Ralph L. Cruz and the Company's TRADESTATION sales. The suit also alleges that William R. Cruz and Ralph L. Cruz violated
Section 15 of the Securities Act based on the same alleged conduct as described above.

     The plaintiff seeks certification of a class consisting of all persons who purchased the Company's Common Stock in the Initial Public Offering or between October 4, 1997 and January 6, 1998, inclusive. Excluded from the class are the defendants, members of their immediate families, any persons, firm, trust corporation, officer or director or other individual or entity in which a defendant has a controlling interest or which is related to or affiliated with a defendant and the legal representatives, agents, affiliates, heirs, successors in interest or assigns of any such excluded party. On behalf of himself and the class, the plaintiff seeks damages, interest, costs and expenses, including attorneys' and experts' fees and other appropriate relief. The Company believes that this lawsuit is without merit and intends to contest the lawsuit vigorously.

    In addition to the above, from time to time, the Company may become engaged in ordinary routine litigation incidental to its business. The Company does not believe that such ordinary routine litigation would have a material adverse effect on its financial position or results of operations.

                              OMEGA RESEARCH, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                                 PAGE

Report of Independent Certified Public Accountants on Schedule.................................   S-2

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997,
1996 and 1995..................................................................................   S-3

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To the Shareholders of
  Omega Research, Inc.:


     We have audited in accordance with generally accepted auditing standards the financial statements included in this Form 10-K and have issued our report thereon dated January 23, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying
Schedule II is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP


Miami, Florida
  January 23, 1998

                              OMEGA RESEARCH, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                          BALANCE AT       CHARGED TO                      BALANCE AT
                                                          BEGINNING        COSTS AND                         END OF
                                                          OF PERIOD         EXPENSES       DEDUCTIONS        PERIOD
                                                         -----------      -----------     ------------     -----------
YEAR ENDED DECEMBER 31, 1997:
    Allowance for doubtful accounts                      $   830,430      $ 2,450,736     $    (52,000)    $ 3,229,166
    Allowance for returns                                  1,797,000       15,737,063      (13,384,063)      4,150,000
                                                         -----------      -----------     ------------     -----------
       Allowance for doubtful accounts and returns       $ 2,627,430      $18,187,799     $(13,436,063)    $ 7,379,166
                                                         ===========      ===========     ============     ===========

YEAR ENDED DECEMBER 31, 1996:
    Allowance for doubtful accounts                      $   134,000      $   830,430     $   (134,000)    $   830,430
    Allowance for returns                                    252,000        5,340,000       (3,795,000)      1,797,000
                                                         -----------      -----------     ------------     -----------
       Allowance for doubtful accounts and returns       $   386,000      $ 6,170,430     $ (3,929,000)    $ 2,627,430
                                                         ===========      ===========     ============     ===========

YEAR ENDED DECEMBER 31, 1995:
    Allowance for doubtful accounts                      $   117,000      $   134,000     $   (117,000)    $   134,000
    Allowance for returns                                    154,000        1,415,000       (1,317,000)        252,000
                                                         -----------      -----------     ------------     -----------
       Allowance for doubtful accounts and returns       $   271,000      $ 1,549,000     $ (1,434,000)    $   386,000
                                                         ===========      ===========     ============     ===========

                                  EXHIBIT INDEX

        EXHIBIT                                                                                  SEQUENTIAL
        NUMBER      DESCRIPTION                                                                 PAGE NUMBER
        ------      -----------                                                                 -----------

          10.2   -   Omega Research, Inc. 1997 Nonemployee Director Stock Option
                     Plan, as amended (filed herewith).

          10.10  _   Letter Agreement dated October 27, 1997 from Dow Jones
                     Markets, Inc. to Omega Research, Inc. (filed herewith).

          23.1   -   Consent of Arthur Andersen LLP (filed herewith).

          27.1   -   Financial Data Schedule (filed herewith).