Form 10-K/A
period 1997-12-31
OMEGA RESEARCH INC
filed 1998-04-30
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A (FIRST)

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the fiscal year ended DECEMBER 31, 1997 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

              For the transition period from __________ to ________

                         Commission file number: 0-22895

                              OMEGA RESEARCH, INC.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                      59-2223464
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

8700 WEST FLAGLER STREET, MIAMI, FLORIDA                  33174
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 16, 1998, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET ON MARCH 16, 1998 WAS APPROXIMATELY $15,350,000.

         THE REGISTRANT HAD 22,246,508 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MARCH 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Annual Report") of Omega Research, Inc. ( "Omega Research" or the "Company") previously filed with the Securities and Exchange Commission (the "SEC") are hereby amended and restated in their entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company and their ages and positions with the Company as of April 15, 1998 are as follows:

NAME                           AGE       POSITION WITH THE COMPANY
----                           ---       -------------------------

William R. Cruz                  36      Co-Chairman of the Board, Co-Chief Executive Officer and President
Ralph L. Cruz                    34      Co-Chairman of the Board and Co-Chief Executive Officer
Peter A. Parandjuk               35      Vice President of Product Development and Director
Salomon Sredni(1)                30      Vice  President of Operations, Chief Financial Officer, Treasurer and
                                         Director
Marc J. Stone                    37      Vice President of Corporate Planning and Development, General Counsel,
                                         Secretary and Director
Christos M. Cotsakos(1)(2)       49      Director
Brian D. Smith(1)(2)             53      Director

--------------------

(1)      Member of the Audit Committee of the Company's Board of Directors.
(2)      Member of the Compensation Committee of the Company's Board of
         Directors.

         The Company's directors hold office until the next annual meeting of shareholders. The Company's executive officers serve at the discretion of the Board of Directors.

         WILLIAM R. CRUZ co-founded the Company in 1982 and has been its President and a director since that time. Mr. Cruz was appointed Co-Chief Executive Officer of the Company in 1996. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and Julliard School of Music. Mr. Cruz left Julliard School of Music prior to graduation to co-found the Company. Mr. Cruz has won numerous classical violin competitions. Mr. Cruz has been primarily responsible for the conception and management of the Company's products and product strategies.

         RALPH L. CRUZ co-founded the Company in 1982 and has been a director since that time. Mr. Cruz was Vice President of the Company from 1982 until 1996, at which time he was appointed Co-Chief Executive Officer. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and Indiana University. Mr. Cruz left Indiana University prior to graduation to devote full time to the Company. Mr. Cruz has won numerous classical violin competitions. Mr. Cruz has been primarily responsible for the Company's marketing strategies.

         PETER A. PARANDJUK joined the Company in 1988 as a software engineer, became the Company's senior software engineer in 1991, was appointed Vice President of Product Development in January 1995 and was named a director of the Company in July 1997. Mr. Parandjuk has a bachelor's degree in Applied Mathematics from the State University of New York at Buffalo.

         SALOMON SREDNI joined the Company in December 1996 as its Vice President of Operations and Chief Financial Officer and was named Treasurer in May 1997, a director of the Company in July 1997 and a member of the Audit Committee of the Board of Directors in January 1998. From August 1994 to November 1996, Mr. Sredni was Vice President of Accounting and Corporate Controller at IVAX Corporation, a publicly-held pharmaceutical company. Prior to that time, from January 1988 to August 1994, Mr. Sredni was with Arthur Andersen LLP, an international accounting firm. Mr. Sredni is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Sredni has a bachelor's degree in Accounting from The Pennsylvania State University.

         MARC J. STONE joined the Company in May 1997 as its Vice President of Corporate Planning and Development, General Counsel and Secretary and was named a director of the Company in July 1997. From January 1993 to May 1997, Mr. Stone was a partner at a predecessor law firm of Bilzin Sumberg Dunn Price & Axelrod LLP ("Bilzin Sumberg"), which currently serves as the Company's regular outside counsel. Prior to that time, from 1985 to 1992, Mr. Stone was an associate with that predecessor law firm. Mr. Stone is of counsel to Bilzin Sumberg. Mr. Stone has a bachelor's degree in English and American Literature from Brown University, and received his law degree from University of California (Boalt
Hall) School of Law at Berkeley.

         CHRISTOS M. COTSAKOS has, since March of 1996, served as President, Chief Executive Officer and a director of E*TRADE Group, Inc. Prior to joining E*TRADE, he served as President, Co-Chief Executive Officer, Chief Operating Officer and a director of A.C. Nielson, Inc. (March 1995 to January 1996), President and Chief Executive Officer of Nielson International (September 1993 to March 1995) and as President and Chief Operating Officer of Nielson Europe, Middle East and Africa (March 1992 to September 1993). Mr. Cotsakos joined Nielson after 19 years with Federal Express Corporation (1973 through 1992), where he held a number of senior executive positions both in the United States and Europe, including Vice President and General Manager for Europe, Africa and the Near East from 1988 to March 1992. Mr. Cotsakos also currently serves as a director of Forte Software, Inc., National Processing, Inc., Fourth Communications Network and Datacard Corporation. Mr. Cotsakos became a director in January 1998, at which time he was also elected to the Compensation Committee and the Audit Committee of the Board of Directors.

         BRIAN D. SMITH, who is currently a private investor, from January 1990 until 1996 served as President of Data Broadcasting Corporation ("DBC"), a leading provider of financial data services to the individual investor market. Prior to becoming President, Mr. Smith, since 1983, held several key positions with DBC and its predecessor companies. Prior to that, Mr. Smith worked for 13 years for General Electric Company in engineering, sales and management positions, and for Texas Instruments in engineering. Mr. Smith also served as Chief Executive Officer of Mobile Broadcasting Corp., a wireless communications company, from December 1996 to December 1997. Mr. Smith became a director in December 1997, and was elected to the Compensation Committee and the Audit Committee of the Board of Directors in January 1998.

INDEPENDENT DIRECTORS; COMMITTEES OF THE BOARD OF DIRECTORS

         Two nonemployee, independent members, Christos M. Cotsakos and Brian D. Smith, serve on the Company's Board of Directors (the "Independent Directors").

         In January 1998, the Company's Board of Directors elected the Independent Directors and Salomon Sredni to the Audit Committee of the Board of Directors. The Audit Committee recommends the annual engagement of the Company's auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments, related fees, the accounting principles used by the Company in financial reporting, internal financial auditing procedures and the adequacy of the Company's internal control procedures. In January 1998, the Board of Directors established a Compensation Committee consisting solely of the Independent Directors. The Compensation Committee determines executive officers' salaries and bonuses and administers the Omega Research, Inc. Amended and Restated 1996 Incentive Stock Plan, as amended (the "Incentive Stock Plan"), and the Omega Research, Inc. 1997 Employee Stock Purchase Plan (the "Purchase Plan").

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company and written representations that no Form 5's were required when applicable, the Company believes that during the fiscal year ended December 31, 1997 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLES

         The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in the years ended December 31, 1996 and 1997 by the Co-Chief Executive Officers of the Company and the three other most highly compensated executive officers of the Company whose aggregate annual compensation exceeded $100,000 (together, the "Named Executive Officers"). The Company did not have a pension plan or a long-term incentive plan, had not issued any restricted stock awards and had not granted any stock appreciation rights as of December 31, 1997. The value of all perquisites and other personal benefits received by each Named Executive Officer did not exceed 10% of the Named Executive Officer's total annual salary.

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                   ANNUAL COMPENSATION              AWARDS
                                          --------------------------------       --------------
                                                                                   SECURITIES
                                          FISCAL                                   UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR        SALARY       BONUS          OPTIONS(1)        COMPENSATION(2)
---------------------------                ----        ------       -----        --------------      ---------------

William R. Cruz                           1997       $150,000      $   --               --               $3,800
   Co-Chief Executive                     1996         90,000          --               --                4,320
   Officer and President

Ralph L. Cruz                             1997         150,000         --               --                3,800
   Co-Chief Executive Officer             1996          90,000         --               --                4,320

Peter A. Parandjuk                        1997         130,000       34,125(3)          --                3,800
   Vice President of                      1996         116,990       78,948(4)       250,000              5,700
   Product Development

Salomon Sredni                            1997         130,000       34,125(3)          --                 --
   Vice President of Operations,          1996          10,833(5)      --            140,000               --
   Chief Financial Officer and Treasurer

Marc J. Stone                             1997          76,483(6)   107,875(3)(7)    140,000               --
   Vice President of Corporate Planning   1996            --           --                --                --
   and Development, General Counsel
   and Secretary

(1) Represents shares of Common Stock issuable upon the exercise of options granted under the Company's Incentive Stock Plan.
(2) Represents 401(k) Plan Company contributions on behalf of the Named Executive Officer for the year indicated.
(3)      $4,875 of this amount was earned in 1997 but paid in 1998.
(4)      $26,491 of this amount was earned in 1996 but paid in 1997.

(5) Mr. Sredni joined the Company in December 1996. His annual base salary for 1996 was $130,000.
(6) Mr. Stone joined the Company in May 1997. His annual base salary for 1997 was $130,000.
(7) Includes a one-time bonus of $90,000 paid to Mr. Stone at the time he became an employee of the Company.

                        OPTION GRANTS IN 1997 FISCAL YEAR

         The following table summarizes the options which were granted during the fiscal year ended December 31, 1997 to the Named Executive Officers.

                                                                                                    POTENTIAL
                                                                                                    REALIZABLE
                                           INDIVIDUAL GRANTS                                         VALUE AT
                       ---------------------------------------------------------                     ASSUMED
                                      % OF                                                            ANNUAL
                        NUMBER       TOTAL                                           VALUE AT        RATE OF
                          OF        OPTIONS                  MARKET                 GRANT-DATE      STOCK PRICE
                      SECURITIES   GRANTED TO   EXERCISE    PRICE ON                  MARKET      APPRECIATION FOR
                      UNDERLYING    EMPLOYEES   OR BASE       GRANT                   PRICE        OPTION TERM(1)
                       OPTIONS      IN FISCAL    PRICE        DATE     EXPIRATION   -----------  -------------------
NAME                  GRANTED(2)      YEAR      ($)/(SH)   ($)/(SH)(3)    DATE         0%($)     5%($)        10%($)
----                  ----------      ----      --------   ----------- ----------      -----     -----        ------
William R. Cruz......      --          --          --          --          --           --         --            --
Ralph L. Cruz........      --          --          --          --          --           --         --            --
Peter A. Parandjuk...      --          --          --          --          --           --         --            --
Salomon Sredni.......      --          --          --          --          --           --         --            --
Marc J. Stone........   140,000       25%       $3.00       $4.50      5/29/07      $210,000   $606,204    $1,214,058

--------------------
(1) Potential realizable value is based on the assumption that the Common Stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the SEC. The actual value, if any, a Named Executive Officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised (if the executive were to sell the shares on the date of exercise), so there is no assurance that the value realized will be at or near the potential realizable value as calculated in this table.
(2) These options vest over five years and have a term of ten years from the date of grant, subject to acceleration under certain circumstances.
(3) Prior to October 1, 1997, there was no public market for the Common Stock of the Company. The market price on May 30, 1997, the date on which the options were granted to Mr. Stone, was based on the Board of Director's determination of the fair market value of the Common Stock on that date.

                 AGGREGATE OPTION EXERCISES IN 1997 FISCAL YEAR
                     AND 1997 FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding the value of all unexercised options held at December 31, 1997 by the Named Executive Officers measured in terms of the closing market price of the Company's Common Stock on December 31, 1997. No Named Executive Officer exercised any stock options during the fiscal year ended December 31, 1997.

                                                  NUMBER OF
                                             SECURITIES UNDERLYING                    VALUE OF UNEXERCISED
                                            UNEXERCISED OPTIONS AT                   IN-THE-MONEY OPTIONS AT
                                              DECEMBER 31, 1997(#)                     DECEMBER 31, 1997($)
                                  ------------------------------------------  -----------------------------------

NAME                                  EXERCISABLE      UNEXERCISABLE          EXERCISABLE        UNEXERCISABLE
----                                  -----------      -------------          -----------        -------------
William R. Cruz.....................        --                --                  --                  --
Ralph L. Cruz.......................        --                --                  --                  --
Peter A. Parandjuk..................      50,000           200,000             206,250             825,000
Salomon Sredni......................      28,000           112,000             115,500             462,000
Marc J. Stone.......................        --             140,000                --               332,500


OTHER COMPENSATION ARRANGEMENTS

         1996 INCENTIVE STOCK PLAN. The Incentive Stock Plan, pursuant to which officers, employees and nonemployee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units, was adopted by the Board of Directors and approved by the shareholders in June 1996. It was amended and restated in August 1997 and further amended in February 1998. The Company has reserved 3,000,000 shares of Common Stock for issuance under the Incentive Stock Plan, subject to antidilution adjustments.

         Prior to January 1998, the Incentive Stock Plan had been administered by the Board of Directors of the Company, but, since the establishment of the Compensation Committee of the Board of Directors in January 1998, the Incentive Stock Plan has been administered by the Compensation Committee, whose members must qualify as "nonemployee directors" (as such term is defined in Rule 16b-3 under the Exchange Act). The Compensation Committee is authorized to determine, among other things, the employees to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price (provided that, for incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Common Stock on the date of grant). The Compensation Committee also determines the treatment to be afforded to a participant in the Incentive Stock Plan in the event of termination of employment for any reason, including death, disability or retirement. Under the Incentive Stock Plan, the maximum term of an incentive stock option is ten years and the maximum term of a nonqualified stock option is fifteen years.

         In February 1998, the Board of Directors amended the Incentive Stock Plan to permit the Compensation Committee to delegate to the Company's Co-Chief Executive Officers the authority to grant options to employees of the Company identified by the Co-Chief Executive Officers. The Compensation Committee has delegated to the Co-Chief Executive Officers the authority to grant options covering up to 100,000 shares of Common Stock per annum, but the Compensation Committee retains the ability to revoke the delegation at any time.

         The Board of Directors has the power to amend the Incentive Stock Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Incentive Stock Plan's status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

         As of December 31, 1997, options to purchase 1,095,825 shares were outstanding under the Incentive Stock Plan, of which options to purchase 530,000 shares had been granted to executive officers of the Company. During 1997, the only options granted to an executive officer were options to purchase 140,000 shares of Common Stock which were granted to Mr. Stone at an exercise price of $3.00 per share. In general, options granted under the Incentive Stock Plan vest at the rate of 20% per year and have a total term of ten years. The options which have been granted under the Incentive Stock Plan to the Named Executive Officers of the Company immediately vest and become exercisable upon termination of employment due to death or permanent disability, or upon a sale or a change in control of the Company, and, in the case of Mr. Parandjuk, upon termination of employment by the Company without cause. The options to purchase the shares granted under the Incentive Stock Plan that were outstanding as of December 31, 1997 have a weighted average exercise price of $3.04 per share. See Note 4 of Notes to Financial Statements.

         1997 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN. The 1997 Nonemployee Director Stock Option Plan, as amended (the "Nonemployee Director Stock Plan"), pursuant to which annual grants of a nonqualified stock option are made to each nonemployee director of the Company, was adopted by the Board of Directors and approved by the shareholders in July 1997. It was amended by the Board of Directors in January 1998 to increase the number of shares that may be covered by an option granted to nonemployee directors upon their initial election to the Board. Upon initial election to the Board of Directors, each nonemployee director may be granted an option to purchase as many as 75,000 shares of Common Stock as determined by the Company's Board of Directors at such time. Upon each re-election to the Board of Directors at the annual meeting of shareholders, each nonemployee director will be granted an additional option to purchase 3,000 shares of Common Stock. Each option will be granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. The Company has reserved 175,000 shares of Common Stock for issuance under the Nonemployee Director Stock Plan, subject to antidilution adjustments. In December 1997, Brian D. Smith was awarded an option to purchase 12,000 shares at an exercise price of $6.00 per share upon his initial election to the Board of Directors. This option has a term of ten years and vests in equal installments over three years. In January 1998, Mr. Smith was awarded an additional option to purchase 13,000 shares at an exercise price of $3.03 per share as part of his initial election to the Board of Directors and Christos M. Cotsakos was issued an option to purchase 75,000 shares at an exercise price of $3.03 per share upon his initial election to the Board of Directors. These options have a term of five years and vest in equal installments over three years.

         The Board of Directors has the power to amend the Nonemployee Director Stock Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Nonemployee Director Stock Plan's status as a protected plan under applicable securities laws.

         1997 EMPLOYEE STOCK PURCHASE PLAN. The Purchase Plan was adopted by the Board of Directors and approved by the Company's shareholders in July 1997. The Purchase Plan provides for the issuance of a maximum of 500,000 shares of Common Stock pursuant to the exercise of nontransferable options granted to participating employees.

         The Purchase Plan is administered by the Compensation Committee of the Board of Directors. All employees of the Company whose customary employment is more than 20 hours per week and more than five months in any calendar year and who have completed at least three months of employment are eligible to participate in the Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the Company's stock and the nonemployee directors of the Company may not participate in the Purchase Plan. To participate in the Purchase Plan, an employee must authorize the Company to deduct an amount (not less than one percent nor more than ten percent of a participant's total cash compensation) from his or her pay during six-month periods (each a "Plan Period"). The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 500 shares. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. An employee's rights under the Purchase Plan terminate upon his or her voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. No options were granted under the Purchase Plan during 1997. The first Plan Period began on January 1, 1998.

         The Board of Directors has the power to amend or terminate the Purchase Plan. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Purchase Plan's status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

         401(K) PLAN. The Company has a defined contribution retirement plan which complies with Section 401(k) of the Code. All employees with at least three months of continuous service are eligible to participate and may contribute up to 15% of their compensation. Company contributions are vested 20% for each year of service. Company contributions charged against income were $16,000, $62,000 and $63,000 in 1995, 1996 and 1997, respectively.

NON-COMPETITION AGREEMENTS

         All employees of the Company, including the Named Executive Officers, have entered into agreements with the Company which generally contain certain non-competition, non-disclosure and non-solicitation restrictions and covenants, including a provision prohibiting such employees from competing with the Company during their employment with the Company and for a period of two years thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company did not have a Compensation Committee during its last completed fiscal year. The compensation of the Company's executive officers for 1997 was determined by William R. Cruz and Ralph L. Cruz, as the sole members of the Company's Board of Directors prior to the date on which additional members joined the Board.

         For information concerning cash dividends paid by the Company to its shareholders in 1997 (including the Dividend which was paid by the Company to its then-existing shareholders immediately prior to the consummation of the Initial Public Offering), 1996 and 1995 and the dividend of the Company's former office facilities declared in the second quarter of 1997 to William R. Cruz and Ralph L. Cruz, see "Market for Registrant's Common Equity and Related Stockholder Matters--Dividend Policy" contained in Item 5 of the Annual Report.

DIRECTOR COMPENSATION

         The Company's Independent Directors receive $750 for attendance at each meeting of the Board of Directors and each committee thereof, with an additional $150 paid for each committee meeting which is chaired by an Independent Director. Pursuant to the Nonemployee Director Stock Plan, each Independent Director also receives an option to purchase as many as 75,000 shares of Common Stock upon initial election as a director of the Company as determined by the Company's Board of Directors at such time, and an option to purchase 3,000 shares of Common Stock upon each re-election as an Independent Director at the Company's annual meeting of shareholders. See "Other Compensation Arrangements--1997 Nonemployee Director Stock Option Plan." All directors may also be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company do not receive additional compensation for service as a director.

         In connection with their initial appointments to the Board of Directors, Messrs. Cotsakos and Smith were each paid a one-time retainer of $25,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 15, 1998 by (i) each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group. Except as otherwise described in the footnotes below, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares. The address of each person who beneficially owns more than 5% of the Common Stock is the Company's principal executive office.

                                                                       SHARES BENEFICIALLY OWNED(1)
                                                                      ------------------------------
              NAME OF BENEFICIAL OWNER                                 NUMBER                PERCENT
              ------------------------                                 ------                -------

         William R. Cruz(2)......................                     9,156,554                 41.2%
         Ralph L. Cruz(3)........................                     9,156,554                 41.2
         Peter A. Parandjuk......................                        50,500                  *
         Salomon Sredni..........................                        28,750                  *
         Marc J. Stone...........................                        28,000                  *
         Christos M. Cotsakos....................                        33,700(4)               *
         Brian D. Smith..........................                           -                    -
         All executive officers and directors
         as a group (7 persons)(5)...............                    18,454,058                 82.56%

--------------------

*    Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares.

(2) Includes 1,950,000 shares held by the RLCF-II 1997 Limited Partnership, as to which William R. Cruz possesses voting and dispositive powers as trustee under the Ralph L. Cruz 1997 Grantor Retained Annuity Trust #1. This trust is a limited partner of RLCF-II 1997 Limited Partnership and directly and indirectly wholly owns a Texas limited liability company that is the sole general partner of RLCF-II 1997 Limited Partnership. The Ralph L. Cruz 1997 Grantor Retained Annuity Trust #1 provides for annual distributions of principal and income to Ralph L. Cruz for five years, and thereafter any remainder interest is payable to the Ralph L. Cruz 1997 Family Trust for the benefit of certain family members and/or charitable organizations.

(3) Includes 1,950,000 shares held by the WRCF-II 1997 Limited Partnership, as to which Ralph L. Cruz possesses voting and dispositive powers as trustee under the William R. Cruz 1997 Grantor

     Retained Annuity Trust #1. This trust is a limited partner of WRCF-II 1997 Limited Partnership and directly and indirectly wholly owns a Texas limited liability company that is the sole general partner of WRCF-II 1997 Limited Partnership. The William R. Cruz 1997 Grantor Retained Annuity Trust #1 provides for annual distributions of principal and income to William R. Cruz for five years, and thereafter any remainder interest is payable to the William R. Cruz 1997 Family Trust for the benefit of certain family members and/or charitable organizations.

(4) Represents shares held by the Cotsakos Revocable Trust, of which Mr. Cotsakos and his wife serve as trustees.

(5) See other footnotes above. Does not include options held by officers and directors which are not exercisable within 60 days of April 15, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For information concerning cash dividends paid by the Company to its shareholders in 1997 (including the Dividend which was paid by the Company to its then-existing shareholders immediately prior to the consummation of the Initial Public Offering), 1996 and 1995 and the dividend of the Company's former office facilities to William R. Cruz and Ralph L. Cruz declared in the second quarter of 1997, see "Market for Registrant's Common Equity and Related Stockholder Matters--Dividend Policy" contained in Item 5 of the Annual Report.

         The Company and William R. Cruz and Ralph L. Cruz have entered into an S Corporation Tax Allocation and Indemnification Agreement (the "Tax Agreement") relating to the Dividend and their respective income tax liabilities. The Tax Agreement provides that to the extent the Company's earnings during the period in which it was an S corporation ("S Corporation Earnings"), as subsequently established by the filing of the Company's tax return for the Company's short S corporation tax year, are less than the Dividend paid prior to the consummation of the Initial Public Offering, William R. Cruz and Ralph L. Cruz will make a payment equal to such difference to the Company and if the S Corporation Earnings are greater than the Dividend, the Company will make an additional distribution equal to such difference to William R. Cruz and Ralph L. Cruz, in either case, with interest thereon. Subject to certain limitations, the Tax Agreement also provides for the cross-indemnification of William R. Cruz and Ralph L. Cruz and the Company for any federal and state income taxes, including interest and penalties, if any, as a result of a final determination of a taxing authority that increases or decreases the taxable income of the Company for an S corporation taxable year (resulting in a change in the income taxes due by William R. Cruz and Ralph L. Cruz for such year) and causes a corresponding increase or decrease in the taxable income of the Company for a C corporation taxable year. Each party's obligation under the Tax Agreement is limited to the amount of any reduction in such party's tax liability as a result of any such determination. To the extent a payment is made pursuant to the Tax Agreement by the Company to William R. Cruz and Ralph L. Cruz after the one year anniversary of the date on which the Company's S corporation status terminated, except to the extent it relates to the change of the Company's method of accounting from the cash method to the accrual method effective on July 1, 1997 (the "Change in Accounting Method"), the Company will be required to make an additional payment to William R. Cruz and

Ralph L. Cruz equal to any income taxes payable by such persons on such payments. The Company will not receive a tax deduction for any payments made pursuant to the Tax Agreement. William R. Cruz and Ralph L. Cruz have not provided security for their obligations under the Tax Agreement; accordingly, the Company's ability to collect any such payments will be dependent upon the financial condition of such persons at the time such payments are to be made. The Company is not aware of any tax adjustments which might require payments under the Tax Agreement other than related to the Change in Accounting Method. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and Note 7 of Notes to Financial Statements.

         Marc J. Stone, the Company's Vice President of Corporate Planning and Development, General Counsel and Secretary and a director, was a partner in a predecessor law firm to Bilzin Sumberg until immediately prior to joining the Company in May 1997. Thereafter, Mr. Stone was of counsel to the predecessor firm and is currently of counsel to Bilzin Sumberg. Bilzin Sumberg and its predecessor firms have acted as the Company's regular outside legal counsel since 1994. The total fees and costs paid by the Company to the predecessor firm of Bilzin Sumberg (Rubin Baum Levin Constant Friedman & Bilzin) in 1995, 1996 and 1997 were approximately $63,000, $34,000 and $349,000, respectively. The Company believes that the fees paid are no less favorable to the Company than could be obtained from comparable law firms in the Miami area.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this First Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1998.

                                Omega Research, Inc.


                                By: /S/ WILLIAM R. CRUZ
                                    --------------------------------------------
                                    William R. Cruz, Co-Chairman of the Board,
                                    President and Co-Chief Executive Officer