Form 10-Q
period 1998-03-31
OMEGA RESEARCH INC
filed 1998-05-11
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ____________

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

Yes   X      No _____

         AS OF APRIL 28, 1998 THERE WERE 22,246,508 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                              OMEGA RESEARCH, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Balance Sheets
         March 31, 1998 (unaudited) and December 31, 1997 (audited)........  3

        Statements of Income
         Three months ended March 31, 1998 and 1997 (unaudited)............  4

        Statements of Cash Flows
         Three months ended March 31, 1998 and 1997 (unaudited)............  5

        Notes to Financial Statements......................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  7

PART II.   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.......................... 11


Item 6. Exhibits and Reports on Form 8-K................................... 11

Signature.................................................................. 12

Exhibit Index.............................................................. 13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              OMEGA RESEARCH, INC.
                                 BALANCE SHEETS

                                                                          MARCH 31,              DECEMBER 31,
                                                                             1998                    1997
                                                                      -------------------     -------------------
                                 ASSETS                                  (UNAUDITED)              (AUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                          $      13,622,429       $      12,323,515
    Marketable securities                                                      1,009,270               1,014,590
    Accounts receivable, net                                                   9,593,334               9,438,218
    Inventories                                                                  107,047                 146,821
    Other current assets                                                         606,582                 520,537
    Deferred income taxes                                                      3,650,000               2,963,000
                                                                      -------------------     -------------------
         Total current assets                                                 28,588,662              26,406,681

PROPERTY AND EQUIPMENT, net                                                    1,090,584                 971,511
OTHER ASSETS                                                                      91,626                  91,626
                                                                      -------------------     -------------------
         Total assets                                                  $      29,770,872       $      27,469,818
                                                                      ===================     ===================


                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $       1,088,665       $       1,119,202
    Accrued expenses                                                             678,919                 561,552
    Income taxes payable
    Deferred revenue                                                             282,803                  47,395
    Income taxes payable                                                       1,645,000                 509,000
                                                                      -------------------     -------------------
         Total current liabilities                                             3,695,387               2,237,149
                                                                      -------------------     -------------------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 25,000,000 shares
       authorized, none issued and outstanding                                         -                       -
    Common stock, $.01 par value; 100,000,000
       shares authorized, 22,246,508 and 22,246,108
       issued and outstanding at March 31, 1998 and
       December 31, 1997, respectively                                           222,465                 222,461
    Additional paid-in capital                                                23,786,109              23,745,251
    Retained earnings                                                          2,066,911               1,264,957
                                                                      -------------------     -------------------
         Total shareholders' equity                                           26,075,485              25,232,669
                                                                      -------------------     -------------------
         Total liabilities and shareholders' equity                    $      29,770,872       $      27,469,818
                                                                      ===================     ===================


The accompanying notes to financial statements are an integral part of these balance sheets.

                              OMEGA RESEARCH, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                         -------------------------------------------
                                                                1998                     1997
                                                         -------------------     -------------------
REVENUES:
    Licensing fees                                        $       5,645,903       $       5,549,627
    Other revenues                                                1,384,891               1,123,456
                                                         -------------------     -------------------
        Total revenues                                            7,030,794               6,673,083
                                                         -------------------     -------------------

OPERATING EXPENSES:
    Cost of licensing fees                                          451,252                 387,654
    Product development                                             715,019                 363,951
    Sales and marketing                                           3,321,596               1,996,244
    General and administrative                                    1,397,256               1,263,371
                                                         -------------------     -------------------
        Total operating expenses                                  5,885,123               4,011,220
                                                         -------------------     -------------------

        Income from operations                                    1,145,671               2,661,863

OTHER INCOME, net                                                   105,283                   7,105
                                                         -------------------     -------------------
        Income before income taxes                                1,250,954               2,668,968

INCOME TAX PROVISION                                                449,000                       -
                                                         -------------------     -------------------
        Income before pro forma income
          tax adjustment                                            801,954               2,668,968

PRO FORMA INCOME TAX
    ADJUSTMENT (Note 1):

    Pro forma income taxes for periods
         prior to September 30, 1997                                      -               1,054,242
                                                         -------------------     -------------------
    Pro forma net income                                  $         801,954       $       1,614,726
                                                         ===================     ===================

PRO FORMA EARNINGS PER
      SHARE (Note 2):

    Basic                                                 $            0.04       $            0.08
                                                         ===================     ===================
    Diluted                                               $            0.04       $            0.08
                                                         ===================     ===================



The accompanying notes to financial statements are an integral part of these statements.

                              OMEGA RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                    --------------------------------------
                                                                          1998                 1997
                                                                    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Pro forma net income                                                 $       801,954      $     1,614,726
Adjustments to reconcile pro forma net income to net
  cash provided by operating activities:
    Pro forma tax adjustment                                                       -            1,054,242
    Depreciation and amortization                                             81,205              229,755
    Provision for doubtful accounts                                          480,835              650,204
    Compensation expense on stock option grants                               40,062               15,740
    Deferred income tax benefit                                             (687,000)                   -
    (Increase) decrease in:
         Accounts receivable                                                (635,951)          (2,152,990)
         Inventories                                                          39,774              (37,422)
         Other current assets                                                (80,725)             (23,700)
    Increase (decrease) in:
         Accounts payable                                                    (30,537)             337,738
         Accrued expenses                                                    117,367              (27,041)
         Deferred revenue                                                    235,408                    -
         Income taxes payable                                              1,136,000                    -
                                                                    -----------------     ----------------
             Net cash provided by operating activities                     1,498,392            1,661,252
                                                                    -----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (200,278)            (316,057)
    Capitalized software development costs                                         -             (110,073)
                                                                    -----------------     ----------------
             Net cash used in investing activities                          (200,278)            (426,130)
                                                                    -----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                      800                    -
    Distributions to shareholders                                                  -              (50,000)
                                                                    -----------------     ----------------
             Net cash provided by (used in) financing activities                 800              (50,000)
                                                                    -----------------     ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  1,298,914            1,185,122

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            12,323,515              141,633
                                                                    -----------------     ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $    13,622,429       $    1,326,755
                                                                    =================     ================


                  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                            $             -       $            -
                                                                    =================     ================
   Cash paid for income taxes                                        $             -       $            -
                                                                    =================     ================


The accompanying notes to financial statements are an integral part of these statements.

                               OMEGA RESEARCH, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The accompanying financial statements should be read in conjunction with the Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K dated December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows which may be reported for the year or for any subsequent period.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of these financial statements.

     ACCOUNTS RECEIVABLE

     Accounts receivable are principally from individuals, distributors and retailers of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $3,710,000 and $3,229,000 at March 31, 1998 and December 31, 1997,
respectively, and allowances for potential returns of approximately $5,100,000 and $4,150,000 at March 31, 1998 and December 31, 1997, respectively.

   INCOME TAXES

    For income tax purposes, the Company was an S corporation prior to September 30, 1997. Accordingly, net income and related timing differences which arise in the recording of income and expense items for financial reporting and tax reporting purposes were included in the individual tax returns of the S corporation shareholders. Effective September 30, 1997, the Company terminated its S corporation election, and, as a result, adopted Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates.

    PRO FORMA INCOME TAX ADJUSTMENT

    The pro forma income tax adjustment for the three month period ended March 31, 1997, included in the accompanying statements of income, is for informational purposes only. Pro forma income taxes have been provided at the estimated effective rate of 39.5%.

2. PRO FORMA EARNINGS PER SHARE

    Pro forma earnings per share is calculated as follows:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                       ----------------------------------
                                                                              1998              1997
                                                                              ----              ----

  Pro forma net income available to common shareholders                  $   801,954      $  1,614,726
                                                                         ===========      ============

  Weighted average shares outstanding                                     22,246,308        19,480,000
  Impact of dilutive options after applying
      the treasury stock method                                              445,352           344,676
                                                                         -----------      ------------

  Shares outstanding (diluted)                                            22,691,660        19,824,676
                                                                         ===========      ============


  Per share amounts:

     Basic                                                                   $  0.04           $  0.08
                                                                           =========         =========

     Diluted                                                                 $  0.04           $  0.08
                                                                           =========         =========

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

RESULTS OF OPERATIONS

   The following table presents, for the periods indicated, certain items in the Company's statement of income reflected as a percentage of total revenues and as a percentage of licensing fees:

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                               ---------------------------------

                                                     1998              1997
                                                     ----              ----
AS A PERCENTAGE OF TOTAL REVENUES:
     Licensing fees                                   80.3 %            83.2 %
     Other revenues                                   19.7              16.8
                                                    ------            ------
           Total revenues                            100.0             100.0
                                                    ------            ------


Operating expenses:
     Cost of licensing fees                            6.4               5.8
     Product development                              10.2               5.5
     Sales and marketing                              47.2              29.9
     General and administrative                       19.9              18.9
                                                     -----             -----

           Total operating expenses                   83.7              60.1
                                                     -----             -----

Income from operations                                16.3 %            39.9 %
                                                     ======            ======


AS A PERCENTAGE OF LICENSING FEES:
Operating expenses:
     Cost of licensing fees                            8.0 %             7.0 %
     Product development                              12.7               6.5
     Sales and marketing                              58.8              36.0
     General and administrative                       24.7              22.8
                                                     -----             -----

           Total operating expenses                  104.2 %            72.3 %
                                                    ======             =====

QUARTERS ENDED MARCH 31, 1998 AND 1997

REVENUES

         TOTAL REVENUES. The Company's total revenues increased 5% from $6.7 million in the three months ended March 31, 1997 to $7.0 million in the comparable period of 1998.

         LICENSING FEES. Licensing fees increased 2% from $5.5 million in the three months ended March 31, 1997 to $5.6 million in the comparable period of 1998, primarily due to an increase in sales of TRADESTATION, OPTIONSTATION and complementary products and services ("Add-On Solutions"). The Company believes that growth in licensing fees is being impacted by slower than anticipated demand for its products, which was first experienced during the fourth quarter of 1997. Management believes that the slower demand was due in part to customer delays in decision making (in anticipation of the release of the next versions of TRADESTATION and OPTIONSTATION expected near the end of the second quarter of 1998 and the release of the next version of

SUPERCHARTS expected in the third quarter of 1998). Management also believes that product sales will continue to be in line with the level of revenues experienced during the first quarter of 1998 until the next versions of such products are released and accepted by the market place, however, no assurances can be given that the market place will accept the next versions of such products.

         OTHER REVENUES. Other revenues increased 23% from $1.1 million in the three months ended March 31, 1997 to $1.4 million in the comparable period of 1998, primarily due to an increase in minimum royalties under the Company's license agreement with Dow Jones Markets.

OPERATING EXPENSES

         COST OF LICENSING FEES. Cost of licensing fees consists primarily of product media, packaging and storage and inventory costs. Cost of licensing fees increased from $388,000 in the three months ended March 31, 1997 to $451,000 in the comparable period of 1998, primarily due to a one-time payment made to a third party in conjunction with the development of certain technology for the Company. Cost of licensing fees as a percentage of licensing fees increased from 7% in the three months ended March 31, 1997 to 8% in the comparable period of 1998, primarily due to this one-time royalty payment.

         PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of new products, enhancements to existing products, testing of products and the creation of training manuals, and consist primarily of salaries, other personnel costs and depreciation of computer and related equipment. Product development expenses increased from $364,000 in the three months ended March 31, 1997 to $715,000 in the comparable period of 1998, primarily due to an increase in the number of individuals employed in product development and recruiting fees related to the hiring of such employees. Product development expenses as a percentage of licensing fees increased from 7% in the three months ended March 31, 1997 to 13% in the comparable period of 1998, primarily due to increased personnel. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company seeks to develop new products and enhance existing products.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products to investors, as well as commissions, salaries for the customer support center and marketing personnel, other personnel costs and shipping expenses. Sales and marketing expenses increased from $2.0 million in the three months ended March 31, 1997 to $3.3 million in the comparable period of 1998, primarily due to increased advertising (including print advertising, the use of sales seminars, television advertising and direct mailers) of $920,000, increased personnel and related costs for the customer support center, marketing personnel and commissions of $301,000 and increased shipping costs of $78,000. Sales and marketing expenses as a percentage of licensing fees increased from 36% in the three months ended March 31, 1997 to 59% in the comparable period of 1998. The Company expects to continue hiring additional personnel and anticipates that sales and marketing expenses will increase in absolute dollar amount at least through the remainder of 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee related costs for administrative personnel such as executive, human resources, finance and information systems employees, as well as external professional fees, rent and other facilities expense and provision for bad debt. General and administrative expenses increased from $1.3 million in the three months ended March 31, 1997 to $1.4 million in the comparable period of 1998, primarily due to increases in personnel and related costs, contract labor and professional fees necessary to manage the growth of the Company and costs of being a public company, offset by decreases in the provision for bad debt. General and administrative expenses as a percentage of licensing fees increased from 23% in the three months ended March 31, 1997 to 25% in the comparable period of 1998. Management believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the levels of provision required for bad debt and for the defense of the class action lawsuit against the Company, as well as the hiring of additional personnel to support the expected growth of the Company and the extent, if any, to which the Company enters new markets or related businesses.

OTHER INCOME, NET

     Other income, net consists primarily of investment income from cash and cash equivalents. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net increased from $7,000 in the three months ended March 31, 1997 to $105,000 in the comparable period of 1998, primarily due to income earned on the proceeds from the Company's initial public offering which closed in October 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $1.5 and $1.7 million for the three months ended March 31, 1998 and 1997, respectively. The decrease in net cash provided by operations in the three months ended March 31, 1998 was primarily attributable to lower net income of the Company in the 1998 first quarter as compared to the comparable period during 1997.

     The Company's investing activities used cash of $200,000 and $426,000 in the three months ended March 31, 1998 and 1997, respectively. The principal use of cash in investing activities was primarily for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations. During 1997 investing activities also used cash as a result of purchases of furniture and fixtures and leasehold improvements related to the Company's move to a new corporate headquarters in February 1997 and capitalized software development costs.

     The Company's financing activities provided cash of $1,000 in the three months ended March 31, 1998 and used cash of $50,000 for the three months ended March 31, 1997. Cash provided during the three months ended March 31, 1998 was from the exercise of stock options. Cash used during the three months ended March 31, 1997 was due to cash distributions to the Company's shareholders prior to the Company's initial public offering.

     As of March 31, 1998, the Company had cash and cash equivalents of approximately $13.6 million and working capital of approximately $24.9 million. Assuming there is no significant change in the Company's business, the Company believes that existing cash balances, including proceeds received from its initial public offering, and cash flow from operations will be sufficient to meet its normal working capital and capital expenditure requirements for at least the next 12 months. The Company expects to incur significant capital expenditures during the remainder of 1998 in order to upgrade its telephone systems and complete the implementation of its new customer tracking and management and accounting systems.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. Management does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

     In October 1997, ACSEC issued SOP 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 supersedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation, or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997 and has been adopted by the Company effective January 1, 1998. The adoption of SOP 97-2 did not have a material effect on the Company's financial position or results of operations for the quarter ended March 31, 1998.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

     SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by, or distributions to, owners. The Company adopted SFAS No. 130 as of January 1, 1998 and such adoption did not have an impact on the disclosures herein as comprehensive income is equal to net income for the three months ended March 31, 1998.

     SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, but retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report segment profit or loss, certain specific revenue and expense items and segment assets. SFAS No. 131 is effective as of December 31, 1998.

FORWARD-LOOKING STATEMENTS

   This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "may," "prospect" and similar expressions as they relate to the Company or its management are intended to identify the forward-looking statements. These statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced. Factors that may cause or contribute to such differences and impact future events include, but are not limited to, increases in the number of potential customers who delay purchases until the Company's product upgrades are released, the Company meeting its timetable for the anticipated second quarter upgrade releases of its premium products, customer acceptance of such upgraded products, unfavorable critical reviews of such upgraded products, the Company's ability to market effectively such upgraded products, the introduction of competitive products in the market or increased customer acceptance of recently-introduced competitive products, changes in conditions in the financial markets, changes in operating expenses as a result of decisions by the Company to enter into new markets or expand into related businesses, and the Company's ability to attract and retain high-quality product development personnel, as well as those discussed in the Company's press releases and filings with the Securities and Exchange Commission, including but not limited to its Annual Report on Form 10-K for the year ended December 31, 1997 (including in the section titled "Forward Looking Statements; Business Risks" in Item 7 thereof), any of which could have a material adverse effect on the results of operations and financial condition of the Company.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDINGS

(c) SALES OF UNREGISTERED SECURITIES

    On January 9, 1998, in connection with their initial appointment to the Board of Directors, the Company issued to Christos M. Cotsakos and Brian D. Smith options to purchase 75,000 and 13,000 shares of Common Stock, respectively. Such options vest ratably over a three-year period and are exercisable at a price of $3.03 per share, which was the fair market value of the Company's Common Stock on the date on which the options were granted. The options issued to Mr. Cotsakos and Mr. Smith were granted under the Company's 1997 Director Stock Option Plan, as amended, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

    In addition, during the three months ended March 31, 1998, the Company issued to 127 employees, options to purchase an aggregate of 544,845 shares of Common Stock. All such options vest ratably over a five-year period and are exercisable at prices ranging from $2.88 through $3.88 per share, which was the fair market value of the Company's Common Stock on the respective dates on which the options were granted. The options issued to these employees were granted under the Company's Amended and Restated 1996 Incentive Stock Plan, as amended, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

    All the foregoing options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

    Other than as described above, the Company did not issue or sell any unregistered securities during the first quarter of 1998.

(d) USE OF PROCEEDS

    The Company effected an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-3207) which was declared effective by the Securities and Exchange Commission on September 30, 1997. See Item 2(d) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 for a description of the Company's use of proceeds from such offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     27.1 Financial Data Schedule

(b) Report on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OMEGA RESEARCH, INC.
                                  Registrant


MAY 11, 1998                      /S/ SALOMON SREDNI
------------                      ---------------------------------
Date                              Salomon Sredni
                                  Vice President of Operations, Chief Financial
                                    Officer and Treasurer
                                  (Signing both in his capacity as an authorized
                                    officer and as Principal Financial and
                                    Accounting Officer of the Registrant)

                              OMEGA RESEARCH, INC.

                                  EXHIBIT INDEX

  EXHIBIT
     NO.                    DOCUMENT DESCRIPTION
  -------                   --------------------
    27.1                     Financial Data Schedule