Form 10-Q
period 1998-06-30
OMEGA RESEARCH INC
filed 1998-08-10
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from_____ to______

                         Commission file number 0-22895


                              OMEGA RESEARCH, INC.
             (Exact name of registrant as specified in its charter)


           Florida                                             59-2223464
  (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization                         Identification No.)


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

Yes [X]    No  [ ]

    AS OF AUGUST 3, 1998 THERE WERE 22,262,108 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                              OMEGA RESEARCH, INC.
                                      INDEX
                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.     Financial Statements:

            Balance Sheets
              June 30, 1998 (unaudited) and December 31, 1997 (audited)........3

            Statements of Income
              Three and six months ended June 30, 1998 and 1997 (unaudited)....4

            Statements of Cash Flows
              Six months ended June 30, 1998 and 1997 (unaudited)..............5

            Notes to Financial Statements......................................6

Item 2.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations............................................7

PART II.   OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds......................12
Item 6.        Exhibits and Reports on Form 8-K...............................12
Signature.....................................................................13
Exhibit Index.................................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements


                              OMEGA RESEARCH, INC.
                                 BALANCE SHEETS

                                                                            June 30,            December 31,
                                                                              1998                  1997
                                                                            ---------           ------------
                                  ASSETS                                   (Unaudited)            (Audited)


CURRENT ASSETS:
   Cash and cash equivalents                                                 $ 10,201,476          $ 12,323,515
   Marketable securities                                                        3,336,562             1,014,590
   Accounts receivable, net                                                     9,574,720             9,438,218
   Inventories                                                                    144,423               146,821
   Other current assets                                                           676,101               520,537
   Deferred income taxes                                                        3,837,000             2,963,000
                                                                             ------------          ------------
        Total current assets                                                   27,770,282            26,406,681

PROPERTY AND EQUIPMENT, net                                                     1,304,550               971,511
OTHER ASSETS                                                                      114,526                91,626
                                                                             ============          =============
        Total assets                                                         $ 29,189,358          $ 27,469,818
                                                                             ============          =============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                           $ 1,300,789           $ 1,119,202
   Accrued expenses                                                               873,060               561,552
   Deferred revenue                                                                     -                47,395
   Income taxes payable                                                            89,500               509,000
                                                                              -----------            ----------
        Total current liabilities                                               2,263,349             2,237,149
                                                                              -----------            ----------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 25,000,000 shares
      authorized, none issued and outstanding                                           -                     -
   Common stock, $.01 par value; 100,000,000
      shares authorized, 22,255,708 and 22,246,108
      issued and outstanding at June 30, 1998 and
      December 31, 1997, respectively                                             222,557               222,461
   Additional paid-in capital                                                  23,819,523            23,745,251
   Retained earnings                                                            2,883,929             1,264,957
                                                                              -----------            ----------
        Total shareholders' equity                                             26,926,009            25,232,669
                                                                              -----------            ----------
        Total liabilities and shareholders' equity                           $ 29,189,358          $ 27,469,818
                                                                             ============          ============


       The accompanying notes to financial statements are an integral part of these balance sheets.

                              OMEGA RESEARCH, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                          JUNE 30,                                   JUNE 30,
                                                 -------------------------------        --------------------------------
                                                     1998                 1997              1998                1997
                                                 -----------         -----------        ------------        ------------
NET REVENUES:
    Licensing fees                               $ 5,715,496         $ 6,542,799        $ 11,361,399        $ 12,092,426
    Other revenues                                 1,936,101           1,403,104           3,320,992           2,526,560
                                                 -----------         -----------        ------------        ------------
       Total net revenues                          7,651,597           7,945,903          14,682,391          14,618,986
                                                 -----------         -----------        ------------        ------------

OPERATING EXPENSES:
    Cost of licensing fees                           518,833             467,929             970,085             855,583
    Product development                              835,868             478,966           1,550,887             842,917
    Sales and marketing                            3,837,243           2,949,724           7,158,839           4,945,968
    General and administrative                     1,276,184           1,332,134           2,673,440           2,595,505
                                                   ---------           ---------          ----------
       Total operating expenses                    6,468,128           5,228,753          12,353,251           9,239,973
                                                   ---------           ---------          ----------           ---------
       Income from operations                      1,183,469           2,717,150           2,329,140           5,379,013
                                                     115,549              10,560             220,832              17,664
OTHER INCOME, net                                  ---------           ---------          ----------           ---------
       Income before income taxes                  1,299,018           2,727,710           2,549,972           5,396,677
                                                     482,000                   -             931,000                   -
                                                   ---------           ---------           ---------           ---------
INCOME TAX PROVISIONS
       Income before pro forma income
       tax adjustment                                817,018           2,727,710           1,618,972           5,396,677

PRO FORMA INCOME TAXES FOR
  PERIODS PRIOR TO SEPTEMBER 30,
    1997(Note 1)                                           -           1,077,445                   -           2,131,687
                                                   ---------         -----------         -----------         -----------
       Pro forma net income                        $ 817,018         $ 1,650,265         $ 1,618,972         $ 3,264,990
                                                   =========         ===========         ===========         ===========

PRO FORMA EARNING PER
  SHARE (Note 2):

       Basic                                       $    0.04         $      0.08          $      0.07        $    0.17
                                                   =========         ===========          ===========        =========
       Diluted                                     $    0.04         $      0.08          $     0.07         $    0.15
                                                   =========         ===========          ===========        ==========


                              OMEGA RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                          ---------------------------------
                                                                               1998              1997
                                                                          ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Pro forma net income                                                         $ 1,618,972       $ 3,264,990
Adjustments to reconcile pro forma net income to net
  cash provided by operating activities:
    Pro forma tax adjustment                                                           -         2,131,687
    Depreciation and amortization                                                178,494           351,081
    Provision for doubtful accounts                                              882,835         1,231,684
    Compensation expense on stock option grants                                   61,168            41,819
    Deferred income tax benefit                                                 (874,000)                -
    (Increase) decrease in:
         Accounts receivable                                                  (1,019,337)       (4,773,663)
         Inventories                                                               2,398            (4,244)
         Other current assets                                                   (178,464)          (13,146)
    Increase (decrease) in:
         Accounts payable                                                        181,587           385,627
         Accrued expenses                                                        311,508            96,059
         Deferred revenue                                                        (47,395)                -
         Income taxes payable                                                   (419,500)                -
                                                                          ---------------   ---------------
             Net cash provided by operating activities                           698,266         2,711,894
                                                                          ---------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (511,533)         (600,574)
    Investments in marketable securities                                      (2,321,972)                -
    Capitalized software development costs                                             -           (29,358)
                                                                          ---------------   ---------------
             Net cash used in investing activities                            (2,833,505)         (629,932)
                                                                          ---------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercise of stock options                                       13,200                 -
    Distributions to shareholders                                                      -        (1,960,000)
                                                                          ---------------   ---------------
             Net cash provided by (used in) financing activities                   13,200       (1,960,000)
                                                                          ---------------   ---------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (2,122,039)         121,962

CASH AND CASH EQUIVALENTS, beginning of period                                 12,323,515          141,633
                                                                          ---------------   ---------------
CASH AND CASH EQUIVALENTS, end of period                                     $ 10,201,476        $ 263,595
                                                                          ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                    $          -        $       -
                                                                          ===============   ===============

   Cash paid for income taxes                                                 $ 2,224,500        $       -
                                                                          ===============   ===============



              The accompanying notes to financial statements are an
                       integral part of these statements.

                               OMEGA RESEARCH, INC
                          Notes to Financial Statements
                                   (Unaudited)

         The accompanying financial statements should be read in conjunction with the Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K dated December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows which may be reported for the year or for any subsequent period.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a summary of significant accounting policies followed in the preparation of these financial statements.

         ACCOUNTS RECEIVABLE

         Accounts receivable are principally from individuals, distributors and retailers of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $3,112,000 and $3,229,000 at June 30, 1998 and December 31, 1997,
respectively, and allowances for potential returns of approximately $6,400,000 and $4,150,000 at June 30, 1998 and December 31, 1997, respectively.

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

         PRO FORMA INCOME TAX ADJUSTMENT

         The pro forma income tax adjustment for the quarter and six month periods ended June 30, 1997, included in the accompanying statements of income, is for informational purposes only. Pro forma income taxes have been provided at the estimated effective rate of 39.5%.

2.  PRO FORMA EARNINGS PER SHARE

         The computation of weighted average common and common equivalent shares used to compute basic and diluted pro forma earnings per share is as follows:

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                              ----------------------------  ----------------------------
                                                                   1998          1997            1998          1997
                                                                   ----          ----            ----          ----

  Weighted average shares outstanding                             22,249,575    19,480,000      22,247,863    19,480,000
  Impact of dilutive options after applying
      the treasury stock method                                      769,467     1,706,000         651,083     1,706,000
                                                                  ----------    ----------      ----------    ----------
  Shares outstanding (diluted)                                    23,019,042    21,186,000      22,898,946    21,186,000
                                                                  ==========    ==========      ==========    ==========
  Options outstanding which are not included
  in the calculation of diluted earnings per share
  because their impact is antidilutive                               273,500        -              380,000        -
                                                                  ==========    ==========      ==========    ==========


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

RESULTS OF OPERATIONS

   The following table presents, for the periods indicated, certain items in the Company's statement of income reflected as a percentage of total revenues and as a percentage of licensing fees:

                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                         -------------------------     -----------------------
                                                             1998         1997            1998          1997
                                                             ----         ----            ----          ----
As a Percentage of Total Net Revenues:
     Licensing fees                                         74.7%         82.3%           77.4%         82.7%
     Other revenues                                         25.3          17.7            22.6          17.3
                                                           -----         -----           -----         -----
           Total net revenues                              100.0         100.0           100.0         100.0
                                                           -----         -----           -----         -----

Operating expenses:
     Cost of licensing fees                                  6.8           5.9             6.6           5.9
     Product development                                    10.9           6.0            10.6           5.8
     Sales and marketing                                    50.1          37.1            48.7          33.8
     General and administrative                             16.7          16.8            18.2          17.7
                                                           -----         -----           -----         -----

           Total operating expenses                         84.5          65.8            84.1          63.2
                                                           -----         -----           -----         -----

Income from operations                                      15.5%         34.2%           15.9%         36.8%
                                                           =====         =====           =====         =====

As a Percentage of Licensing Fees:
Operating expenses:
     Cost of licensing fees                                  9.1           7.2             8.5           7.1
     Product development                                    14.6           7.3            13.7           7.0
     Sales and marketing                                    67.2          45.1            63.0          40.9
     General and administrative                             22.3          20.3            23.5          21.4
                                                           -----         -----           -----         -----

           Total operating expenses                        113.2%         79.9%          108.7%         76.4%
                                                           =====         =====           =====         =====

QUARTERS ENDED JUNE 30, 1998 AND 1997

NET REVENUES

         TOTAL NET REVENUES. The Company's total net revenues were $7.7 million in the three months ended June 30, 1998 compared to $7.9 million in the comparable period of 1997.

         LICENSING FEES. Licensing fees were $5.7 million in the three months ended June 30, 1998 compared to $6.5 million in the comparable period of 1997, primarily due to a decrease in sales of the Company's products. The Company believes that licensing fees in 1998 are being impacted by slower than anticipated demand for its products, which was first experienced during the fourth quarter of 1997. Management believes that the slower demand is due in part to customer delays in decision making (in anticipation of the release of the next versions of TRADESTATION and OPTIONSTATION expected later this year and the release of the next version of SuperCharts following the release of the Company's premier products ). Management also believes that product sales will continue to be in line with the level of product sales experienced during the first six months of 1998 until the next versions of such products are released and accepted by the marketplace, however, no assurances can be given that the marketplace will accept the next versions of such products.

         OTHER REVENUES. Other revenues increased 38% from $1.4 million in the three months ended June 30, 1997 to $1.9 million in the comparable period of 1998, primarily due to revenues generated from OmegaWorld, the Company's first annual conference for users of Omega Research products. An increase in minimum royalties under the Company's license agreement with Dow Jones Markets also contributed to this increase.

OPERATING EXPENSES

         COST OF LICENSING FEES. Cost of licensing fees consists primarily of product media, packaging and storage and inventory costs. Cost of licensing fees increased from $468,000 in the three months ended June 30, 1997 to $519,000 in the comparable period of 1998, primarily due to an increase in the number of the Company's shipments and an increase in sales of lower margin products. Cost of licensing fees as a percentage of licensing fees increased from 7% in the three months ended June 30, 1997 to 9% in the comparable period of 1998, primarily due to this same reason.

         PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of new products, enhancements to existing products, testing of products and the creation of training manuals, and consist primarily of salaries, other personnel costs and depreciation of computer and related equipment. Product development expenses increased from $479,000 in the three months ended June 30, 1997 to $836,000 in the comparable period of 1998, primarily due to an increase in the number of individuals employed in product development and recruiting fees related to the hiring of such employees. Product development expenses as a percentage of licensing fees increased from 7% in the three months ended June 30, 1997 to 15% in the comparable period of 1998, primarily due to increased personnel and related expenses. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company seeks to develop new products and enhance existing products.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products to investors, sales commissions, salaries for the customer support center and marketing personnel, other personnel costs and shipping expenses. Sales and marketing expenses increased from $2.9 million in the three months ended June 30, 1997 to $3.8 million in the comparable period of 1998, primarily due to costs related to OmegaWorld, increased personnel and related costs for the customer support center and marketing, increased promotional costs (including the use of sales seminars and the participation in, and sponsorship of, industry events), and increased shipping costs, offset by decreased communications and other decreased expenses. Sales and marketing expenses as a percentage of licensing fees increased from 45% in the three months ended June 30, 1997 to 67% in the comparable period of 1998. The Company expects to continue hiring additional sales and marketing personnel and anticipates that sales and marketing expenses will increase in absolute dollar amount at least through the remainder of 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, finance and information systems employees, as well as external professional fees, rent and other facilities expense, and provision for bad debt. General and administrative expenses were approximately $1.3 million in each of the three months ended June 30, 1997 and 1998. General and administrative expenses as a percentage of licensing fees increased from 20% in the three months ended June 30, 1997 to 22% in the comparable period of 1998. Management believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the levels of provision required for bad debt and for the defense of the class action lawsuit against the Company, as well as the hiring of additional personnel to support the expected growth of the Company and the extent, if any, to which the Company enters new markets or related businesses.

OTHER INCOME, NET

         Other income, net consists primarily of investment income from cash and cash equivalents. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net increased from $11,000 in the three months ended June 30, 1997 to $116,000 in the comparable period of 1998, primarily due to income earned on the proceeds from the Company's initial public offering which closed in October 1997.

SIX MONTHS ENDED JUNE 30, 1998 AND 1997

NET REVENUES

         TOTAL NET REVENUES. The Company's total revenues were $14.7 million in the six months ended June 30, 1998 compared to $14.6 million in the comparable period of 1997.

         LICENSING FEES. Licensing fees were $11.4 million in the six months ended June 30, 1998 as compared to $12.1 million in the comparable period of 1997, primarily due to a decrease in sales of all of the Company's products except OPTIONSTATION. The Company believes that licensing fees in 1998 are being impacted by slower than anticipated demand for its products, which was first experienced during the fourth quarter of 1997. Management believes that the slower demand is due in part to customer delays in decision making (in anticipation of the release of the next versions of TRADESTATION and OPTIONSTATION expected later this year and the release of the next version of SUPERCHARTS following the release of the Company's premier products). Management also believes that product sales will continue to be in line with the level of product sales experienced during the first six months of 1998 until the next versions of such products are released and accepted by the marketplace, however, no assurances can be given that the marketplace will accept the next versions of such products.

         OTHER REVENUES. Other revenues increased 31% from $2.5 million in the six months ended June 30, 1997 to $3.3 million in the comparable period of 1998, primarily due to revenues generated from OmegaWorld, the Company's first annual conference for users of Omega Research products. An increase in minimum royalties under the Company's license agreement with Dow Jones Markets also contributed to this increase.

OPERATING EXPENSES

         COST OF LICENSING FEES. Cost of licensing fees increased from $856,000 in the six months ended June 30, 1997 to $970,000 in the comparable period of 1998, primarily due to a one-time payment made to a third party in conjunction with the development of certain technology for the Company. Cost of licensing fees as a percentage of licensing fees increased from 7% in the six months ended June 30, 1997 to 9% in the comparable period of 1998, primarily due to this one-time royalty payment.

         PRODUCT DEVELOPMENT. Product development expenses increased from $843,000 in the six months ended June 30, 1997 to $1.6 million in the comparable period of 1998, primarily due to an increase in the number of individuals employed in product development and recruiting fees related to the hiring of such employees. Product development expenses as a percentage of licensing fees increased from 7% in the six months ended June 30, 1997 to 14% in the comparable period of 1998, primarily due to increased personnel and related expenses. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company seeks to develop new products and enhance existing products.

         SALES AND MARKETING. Sales and marketing expenses were $7.2 million in the six months ended June 30, 1998 compared to $4.9 million in the comparable period of 1997, primarily due to increased advertising (including print advertising, the use of sales seminars, television advertising and direct mailers), increased personnel and related costs for the customer support center and marketing, costs related to OmegaWorld and increased shipping costs, offset by decreased communications and other decreased expenses. Sales and marketing expenses as a percentage of licensing fees increased from 41% in the six months ended June 30, 1997 to 63% in the comparable period of 1998. The Company expects to continue hiring additional sales and marketing personnel and anticipates that sales and marketing expenses will increase in absolute dollar amount at least through the remainder of 1998.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $2.7 million in the six months ended June 30, 1998 compared to $2.6 million in the comparable period of 1997. General and administrative expenses as a percentage of licensing fees increased from 21% in the six months ended June 30, 1997 to 24% in the comparable period of 1998. Management believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the levels of provision required for bad debt and for the defense of the class action lawsuit against the Company, as well as the hiring of additional personnel to support the expected growth of the Company and the extent, if any, to which the Company enters new markets or related businesses.

OTHER INCOME, NET

         Other income, net increased from $18,000 in the six months ended June 30, 1997 to $221,000 in the comparable period of 1998, primarily due to income earned on the proceeds from the Company's initial public offering which closed in October 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Cash provided by operating activities totaled $698,000 and $2.7 million for the six months ended June 30, 1998 and 1997, respectively. The decrease in net cash provided by operations in the six months ended June 30, 1998 was primarily attributable to lower net income of the Company in the first six months of 1998 as well as payments for income taxes during 1998. Such payments for income taxes were not required during the same period of 1997 when the Company was an S corporation.

         The Company's investing activities used cash of $2.8 million and $630,000 in the six months ended June 30, 1998 and 1997, respectively. The principal use of cash in investing activities was for investments in marketable securities and capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations. During 1997 investing activities also used cash as a result of purchases of furniture and fixtures and leasehold improvements related to the Company's move to a new corporate headquarters in February 1997 and the amortization capitalized software development costs.

         The Company's financing activities provided cash of $13,000 for the six months ended June 30, 1998 and used cash of $2 million for the six months ended June 30, 1997. Cash provided during the six months ended June 30, 1998 was from the exercise of stock options. Cash used during the six months ended June 30, 1997 was due to cash distributions to the Company's shareholders prior to the Company's initial public offering.

         As of June 30, 1998, the Company had cash and cash equivalents of approximately $10.2 million and working capital of approximately $25.5 million. Assuming there is no significant change in the Company's business, the Company believes that existing cash balances and investments and cash flow from operations will be sufficient to meet its normal working capital and capital expenditure requirements for at least the next 12 months. The Company expects to incur significant capital expenditures during the remainder of 1998 in order to upgrade its telephone systems and complete the implementation of its new customer tracking and management and accounting systems.

FORWARD-LOOKING STATEMENTS

         This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "may," "prospect" and similar expressions as they relate to the Company or its management are intended to identify the forward-looking statements. These statements, including but not limited to the Company's statements regarding expected product sales, are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced. Factors that may cause or contribute to such differences and impact future events include, but are not limited to, the Company meeting its timetable for the anticipated upgrade releases of its premium products later this year, customer acceptance of such upgraded products, unfavorable critical reviews of such upgraded products, the Company's ability to market effectively such upgraded products, the ability of such upgraded products to support effectively a network computer environment and to support Internet-delivered real-time financial market data, the introduction of competitive products in the market or increased customer acceptance of recently-introduced competitive products, the ability of the Company and its data vendors to develop in a timely fashion, if at all, technical compatibility between the Company's next generation of products and the respective data services, the quality of such technical compatibility, customer acceptance of the Company's next generation of products as used with such data services, changes in conditions in the financial markets, increases in the number of potential customers who delay purchases until the Company's product upgrades are released, changes in operating expenses as a result of decisions by the Company to enter into new markets or expand into related businesses, or other reasons, and changes in the Company's ability to attract and retain high-quality product development personnel, as well as those discussed in the Company's press releases and filings with the Securities and Exchange Commission, including but not limited to its Annual Report on Form 10-K for the year ended December 31, 1997 (including in the section titled "Forward Looking Statements; Business Risks" in Item 7 thereof), any of which could have a material adverse effect on the results of operations and financial condition of the Company.

                           PART II - OTHER INFORMATION




ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDINGS

(c)      SALES OF UNREGISTERED SECURITIES

         During the three months ended June 30, 1998, the Company issued to 7 employees options to purchase an aggregate of 116,500 shares of Common Stock. All such options vest ratably over a five-year period and are exercisable at prices ranging from $3.63 through $5.34 per share, which was the fair market value of the Company's Common Stock on the respective dates on which the options were granted. The options issued to these employees were granted under the Company's Amended and Restated 1996 Incentive Stock Plan, as amended, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

         All the foregoing options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

         Other than as described above, the Company did not issue or sell any unregistered securities during the second quarter of 1998.

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


ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          EXHIBITS

         10.1 Amended and Restated 1996 Incentive Stock Plan (as amended through February 13, 1998)

         27.1     Financial Data Schedule

(b)          REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   OMEGA RESEARCH, INC.
                                   Registrant

August 10, 1998                    /s/ Salomon Sredni
------------------                 --------------------------------------------
Date                               Salomon Sredni
                                   Vice President of Operations, Chief Financial
                                   Officer and Treasurer

                                   (Signing both in his capacity as an
                                   authorized officer and as Principal
                                   Financial and Accounting Officer of the
                                   Registrant)

                              OMEGA RESEARCH, INC.

                                  EXHIBIT INDEX


EXHIBIT
  NO.                    DOCUMENT DESCRIPTION
-------                  --------------------

10.1 Amended and Restated 1996 Incentive Stock Plan (as amended through February 13, 1998)

27.1     Financial Data Schedule