Form 10-Q
period 1998-09-30
OMEGA RESEARCH INC
filed 1998-11-16
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1998
                                               ------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to__________

                Commission file number          0-22895
                                       -------------------------

                              OMEGA RESEARCH, INC.
                              --------------------
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

                                 (305) 485-7000
                   ------------------------------------------
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

    AS OF NOVEMBER 6, 1998 THERE WERE 22,263,108 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                              OMEGA RESEARCH, INC.

                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

          Balance Sheets
             September 30, 1998 (unaudited) and December 31, 1997 (audited)..........      3

          Statements of Income
             Three and nine months ended September 30, 1998 and 1997 (unaudited).....      4

          Statements of Cash Flows
             Nine months ended September 30, 1998 and 1997 (unaudited)...............      5

          Notes to Financial Statements..............................................      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations...................................................      8

PART II. OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds..................................     14
Item 4.   Submission of Matters to a Vote of Security Holders........................     14
Item 6.   Exhibits and Reports on Form 8-K...........................................     15
Signature............................................................................     16
Exhibit Index........................................................................     17

                                        PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                               OMEGA RESEARCH, INC.
                                                  BALANCE SHEETS

                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                   1998               1997
                                                               ------------       ------------
                                ASSETS                         (UNAUDITED)          (AUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                   $ 8,482,056        $12,323,515
   Marketable securities                                         5,032,409          1,014,590
   Accounts receivable, net                                      8,928,459          9,438,218
   Inventories                                                     164,738            146,821
   Other current assets                                            966,213            520,537
   Deferred income taxes                                         3,647,500          2,963,000
                                                               -----------        -----------
        Total current assets                                    27,221,375         26,406,681

PROPERTY AND EQUIPMENT, net                                      1,736,810            971,511
OTHER ASSETS                                                       308,970             91,626
                                                               -----------        -----------
        Total assets                                           $29,267,155        $27,469,818
                                                               ===========        ===========


                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                            $ 1,031,339        $ 1,119,202
   Accrued expenses                                                908,334            561,552
   Deferred revenue                                                     --             47,395
   Income taxes payable                                                 --            509,000
                                                               -----------        -----------
        Total current liabilities                                1,939,673          2,237,149
                                                               -----------        -----------

SHAREHOLDERS' EQUITY:
   Preferred stock, $.01 par value; 25,000,000 shares
      authorized, none issued and outstanding                           --                 --
   Common stock, $.01 par value; 100,000,000
      shares authorized, 22,262,108 and 22,246,108
      issued and outstanding at September 30, 1998 and
      December 31, 1997, respectively                              222,621            222,461
   Additional paid-in capital                                   23,869,811         23,745,251
   Retained earnings                                             3,235,050          1,264,957
                                                               -----------        -----------
        Total shareholders' equity                              27,327,482         25,232,669
                                                               -----------        -----------
        Total liabilities and shareholders' equity             $29,267,155        $27,469,818
                                                               ===========        ===========



     The accompanying notes to financial statements are an integral part of these balance sheets.

                              OMEGA RESEARCH, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,                            SEPTEMBER 30,
                                             ---------------------------------         ---------------------------------
                                                  1998                1997                  1998                1997
                                             ------------         ------------         ------------         ------------
NET REVENUES:
Licensing fees                               $  4,980,272         $  7,017,901         $ 16,341,669         $ 19,110,327
Other revenues                                  1,489,201            1,234,670            4,810,194            3,761,230
                                             ------------         ------------         ------------         ------------
       Total net revenues                       6,469,473            8,252,571           21,151,863           22,871,557
                                             ------------         ------------         ------------         ------------

OPERATING EXPENSES:
Cost of licensing fees                            312,564              547,351            1,282,650            1,402,934
Product development                               854,512              507,399            2,405,400            1,350,316
Sales and marketing                             3,632,281            3,034,349           10,791,122            7,980,317
General and administrative                      1,523,555            1,317,972            4,196,995            3,913,477
                                             ------------         ------------         ------------         ------------
       Total operating expenses                 6,322,912            5,407,071           18,676,167           14,647,044
                                             ------------         ------------         ------------         ------------

       Income from operations                     146,561            2,845,500            2,475,696            8,224,513

OTHER INCOME, net                                 129,042                  181              349,875               17,845
                                             ------------         ------------         ------------         ------------
       Income before income taxes                 275,603            2,845,681            2,825,571            8,242,358

INCOME TAX PROVISION (BENEFIT)                     59,500           (1,167,000)             990,500           (1,167,000)
                                             ------------         ------------         ------------         ------------
       Income before pro forma income
       tax adjustments                            216,103            4,012,681            1,835,071            9,409,358


PRO FORMA TAX ADJUSTMENTS FOR
  PERIODS PRIOR TO SEPTEMBER 30,
  1997 (Note 1):
   Pro forma income taxes                                            1,124,044                                 3,255,731
   Nonrecurring tax credit                             --            1,167,000                   --            1,167,000
                                             ------------         ------------         ------------         ------------
       Pro forma net income                  $    216,103         $  1,721,637         $  1,835,071         $  4,986,627
                                             ============         ============         ============         ============

PRO FORMA EARNINGS PER
  SHARE (Note 3):
       Basic and Diluted                     $       0.01         $       0.09         $       0.08         $       0.25
                                             ============         ============         ============         ============

                              OMEGA RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                        ---------------------------------
                                                                             1998                1997
                                                                        ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Pro forma net income                                                    $  1,835,071         $  4,986,627
Adjustments to reconcile pro forma net income to net
  cash provided by operating activities:
    Pro forma tax adjustments                                                     --            4,422,731
    Depreciation and amortization                                            292,708              475,356
    Provision for doubtful accounts                                        1,422,835            1,815,422
    Compensation expense on stock option grants                               87,520               77,756
    Deferred income tax benefit                                             (684,500)          (2,967,000)
    Increase in:
         Accounts receivable                                                (913,076)          (7,473,524)
         Inventories                                                         (17,917)             (61,885)
         Prepaid expenses and other current assets                          (445,676)            (704,044)
         Other assets                                                       (217,344)             (40,000)
    Increase (decrease) in:
         Accounts payable                                                    (87,863)             761,895
         Accrued expenses                                                    346,782               54,236
         Deferred revenue                                                    (47,395)                  --
         Income taxes payable                                               (509,000)           1,800,000
                                                                        ------------         ------------
             Net cash provided by operating activities                     1,062,145            3,147,570
                                                                        ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (1,058,007)            (812,789)
    Purchase of marketable securities                                     (4,017,819)                  --
    Capitalized software development costs                                        --              (29,358)
                                                                        ------------         ------------
             Net cash used in investing activities                        (5,075,826)            (842,147)
                                                                        ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                  37,200                   --
    Repayment of distributions to shareholders                               135,022                   --
    Distributions to shareholders                                                 --          (17,332,828)
    Proceeds from note payable to bank                                            --           15,000,000
                                                                        ------------         ------------
             Net cash provided by (used in) financing activities             172,222           (2,332,828)
                                                                        ------------         ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (3,841,459)             (27,405)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            12,323,515              141,633
                                                                        ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $  8,482,056         $    114,228
                                                                        ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                           $  2,413,740         $         --
                                                                        ============         ============

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

                               OMEGA RESEARCH, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The accompanying financial statements should be read in conjunction with the Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K dated December 31, 1997. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows which may be reported for the year or for any subsequent period.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of significant accounting policies followed in the preparation of these financial statements.

     ACCOUNTS RECEIVABLE

     Accounts receivable are principally from individuals, distributors and retailers of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $3,652,000 and $3,229,000 at September 30, 1998 and December 31, 1997, respectively, and allowances for potential returns of approximately $5,300,000 and $4,150,000 at September 30, 1998 and December 31, 1997,
respectively.

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

    PRO FORMA INCOME TAX ADJUSTMENTS

     Upon adoption of SFAS No. 109 during the third quarter of 1997, the Company recorded a benefit for income taxes which reflects a non-recurring deferred income tax credit (the "FAS 109 Credit") of approximately $3.0 million partially offset by a $1.8 million provision for income taxes payable. The FAS 109 Credit recognized net deferred tax assets arising from book and tax basis differences that arose primarily as a result of accounts receivable reserves. The $1.8 million in income taxes payable relate to federal and state income taxes owed by the Company as a result of an approximate $4.6 million in S corporation taxable earnings which was recognized by the Company, for tax purposes, in the fourth quarter of 1997 and during the first nine months of 1998, and the balance of which will be recognized by the Company, for tax purposes, during the remainder of 1998.

    The pro forma income taxes for the three and nine month periods ended September 30, 1997 included in the accompanying statements of income is for informational purposes only. Pro forma income taxes have been provided at an estimated effective rate of 39.5%.

2.       NOTE PAYABLE TO BANK AND DIVIDENDS PAID TO SHAREHOLDERS

     On September 29, 1997, the Company borrowed $15,000,000 from a bank at a variable interest rate of 6.25%. Such amount was borrowed in order to fund a $15.4 million dividend paid to the Company's S corporation shareholders just prior to terminating the Company's S corporation election (the "Dividend"). The Dividend was equal to the Company's estimate at that time of its cumulative taxable income prior to its conversion to a C corporation to the extent such taxable income had not been previously distributed. Subsequent to the payment of the Dividend, the Company preliminarily determined that the actual cumulative taxable income would be less than was originally estimated. Accordingly, in the fourth quarter of 1997, the recipients of the Dividend repaid $800,000, plus interest, to the Company. During the third quarter of 1998, upon finalization of the Company's 1997 tax returns and final determination of S corporation earnings at the date of conversion to a C corporation, the recipients of the Dividend repaid an additional $135,000, plus interest, to the Company, reducing the Dividend to $14.5 million.

      The $15.0 million note payable to bank, which was payable on October 22, 1997, was repaid on October 6, 1997 with proceeds from the Company's initial public offering.

3.       PRO FORMA EARNINGS PER SHARE

    The computation of weighted average common and common equivalent shares used to compute basic and diluted pro forma earnings per share is as follows:

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                                          ---------------------------------  ----------------------------------
                                                               1998              1997             1998               1997
                                                               ----              ----             ----               ----
Weighted average shares outstanding                         22,262,108        19,480,000        22,253,175        19,480,000
Impact of dilutive options after applying
    the treasury stock method                                  402,833           740,670           585,085           740,670
                                                            ----------        ----------        ----------        ----------

    Shares outstanding (diluted)                            22,664,941        20,220,670        22,838,260        20,220,670
                                                            ==========        ==========        ==========        ==========
Options outstanding which are not included
in the calculation of diluted earnings per share
because their impact is antidilutive                           427,075                 -           320,750                 -
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

RESULTS OF OPERATIONS

   The following table presents, for the periods indicated, certain items in the Company's statement of income reflected as a percentage of total revenues and as a percentage of licensing fees:

                                                      THREE MONTHS ENDED         NINE MONTHS ENDED
                                                         SEPTEMBER 30,             SEPTEMBER 30,
                                                 --------------------------   -----------------------
                                                      1998         1997          1998          1997
                                                      ----         ----          ----          ----
AS A PERCENTAGE OF TOTAL NET REVENUES:
     Licensing fees                                   77.0%         85.0%         77.3%         83.6%
     Other revenues                                   23.0          15.0          22.7          16.4
                                                     -----         -----         -----         -----
           Total net revenues                        100.0         100.0         100.0         100.0
                                                     -----         -----         -----         -----

Operating expenses:
     Cost of licensing fees                            4.8           6.6           6.1           6.1
     Product development                              13.2           6.1          11.4           5.9
     Sales and marketing                              56.1          36.8          51.0          34.9
     General and administrative                       23.6          16.0          19.8          17.1
                                                     -----         -----         -----         -----

           Total operating expenses                   97.7          65.5          88.3          64.0
                                                     -----         -----         -----         -----

Income from operations                                 2.3%         34.5%         11.7%         36.0%
                                                     =====         =====         =====         =====

AS A PERCENTAGE OF LICENSING FEES:
Operating expenses:
     Cost of licensing fees                            6.3           7.8           7.9           7.3
     Product development                              17.2           7.2          14.7           7.1
     Sales and marketing                              72.9          43.2          66.0          41.7
     General and administrative                       30.6          18.8          25.7          20.5
                                                     -----         -----         -----         -----

           Total operating expenses                  127.0%         77.0%        114.3%         76.6%
                                                     =====         =====         =====         =====

QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

NET REVENUES

         TOTAL NET REVENUES. The Company's total net revenues were $6.5 million in the three months ended September 30, 1998 compared to $8.3 million in the comparable period of 1997.

         LICENSING FEES. Licensing fees were $5.0 million in the three months ended September 30, 1998 compared to $7.0 million in the comparable period of 1997, primarily due to a decrease in sales of the Company's products. The Company believes that licensing fees in 1998 are being impacted by slower than anticipated demand for its products, which was first experienced during the fourth quarter of 1997. Management believes that the slower demand is due in part to customer delays in decision making (in anticipation of the release of the next versions of TRADESTATION and OPTIONSTATION expected during the first quarter of 1999 and the release of the next version of SUPERCHARTS following the release of the Company's premier products). Management also believes that product sales will be adversely impacted to a greater extent until the next versions of such products are released and accepted by the marketplace, however, no assurances can be given that the marketplace will accept the next versions of such products.

         OTHER REVENUES. Other revenues increased 21% from $1.2 million in the three months ended September 30, 1997 to $1.5 million in the comparable period of 1998, primarily due to an increase in minimum royalties under the Company's license agreement with Dow Jones Markets, Inc., which was recently acquired by Bridge Information Systems, Inc. ("Bridge Telerate").

OPERATING EXPENSES

         COST OF LICENSING FEES. Cost of licensing fees consists primarily of product media, packaging and storage and inventory costs. Cost of licensing fees decreased from $547,000 in the three months ended September 30, 1997 to $313,000 in the comparable period of 1998, primarily due to a decrease in the number of the Company's shipments. Cost of licensing fees as a percentage of licensing fees decreased from 8% in the three months ended September 30, 1997 to 6% in the comparable period of 1998, primarily due to the mix of product sales.

         PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of new products, enhancements to existing products, testing of products and the creation of training manuals, and consist primarily of salaries, other personnel costs and depreciation of computer and related equipment. Product development expenses increased from $507,000 in the three months ended September 30, 1997 to $855,000 in the comparable period of 1998, primarily due to an increase in the number of individuals employed in product development and recruiting fees related to the hiring of such employees. Product development expenses as a percentage of licensing fees increased from 7% in the three months ended September 30, 1997 to 17% in the comparable period of 1998, primarily due to increased personnel and related expenses as well as decreased licensing fees. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company seeks to develop new products and enhance existing products.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products to investors, sales commissions, salaries for the customer support center and marketing personnel, other personnel costs and shipping expenses. Sales and marketing expenses increased from $3.0 million in the three months ended September 30, 1997 to $3.6 million in the comparable period of 1998, primarily due to increased personnel and related costs for the customer support center, increased promotional costs (including the use of sales seminars and the participation in, and sponsorship of, industry events), and increased shipping costs, offset by decreased communications expense. Sales and marketing expenses as a percentage of licensing fees increased from 43% in the three months ended September 30, 1997 to 73% in the comparable period of 1998 as a result of the increased marketing expenses and decreased licensing fees. The Company expects the level of sales and marketing expenses, including advertising and promotional costs, to depend on the level of sales. Sales and marketing expenses are expected to increase in connection with the release of the next versions of the Company's products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, finance and information systems employees, as well as professional fees, rent and other facilities expense, and provision for bad debt. General and administrative expenses were $1.5 million in three months ended September 30, 1998 as compared to $1.3 million in the comparable period of 1997. General and administrative expenses as a percentage of licensing fees increased from 19% in the three months ended September 30, 1997 to 31% in the comparable period of 1998 primarily as a result of increased professional fees and costs of being a public company, as well as decreased licensing fees. Management believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the levels of provision required for bad debt and for the defense of the class action lawsuit against the Company, as well as the hiring of additional personnel to support the expected growth of the Company and the extent, if any, to which the Company enters new markets or related businesses.

OTHER INCOME, NET

     Other income, net consists primarily of investment income from cash and cash equivalents. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net was $129,000 in the three months ended September 30, 1998 primarily due to income earned on the proceeds from the Company's initial public offering which closed in October 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

NET REVENUES

         TOTAL NET REVENUES. The Company's total revenues were $21.2 million in the nine months ended September 30, 1998 compared to $22.9 million in the comparable period of 1997.

         LICENSING FEES. Licensing fees were $16.3 million in the nine months ended September 30, 1998 as compared to $19.1 million in the comparable period of 1997, primarily due to a decrease in sales of all of the Company's principal products. The Company believes that licensing fees in 1998 are being impacted by slower than anticipated demand for its products, which was first experienced during the fourth quarter of 1997. Management believes that the slower demand is due in part to customer delays in decision making (in anticipation of the release of the next versions of TRADESTATION and OPTIONSTATION expected during the first quarter of 1999 and the release of the next version of SUPERCHARTS following the release of the Company's premier products). Management also believes that product sales will be adversely impacted to a greater extent until the next versions of such products are released and accepted by the marketplace, however, no assurances can be given that the marketplace will accept the next versions of such products.

         OTHER REVENUES. Other revenues increased 28% from $3.8 million in the nine months ended September 30, 1997 to $4.8 million in the comparable period of 1998, due to revenues generated from OMEGAWORLD, the Company's first annual conference for users of Omega Research products, and an increase in minimum royalties under the Company's license agreement with Bridge-Telerate.

OPERATING EXPENSES

         COST OF LICENSING FEES. Cost of licensing fees decreased from $1.4 million in the nine months ended September 30, 1997 to $1.3 million in the comparable period of 1998, primarily due to decreased sales offset by a one-time payment made to a third party in conjunction with the development of certain technology for the Company. Cost of licensing fees as a percentage of licensing fees increased from 7% in the nine months ended September 30, 1997 to 8% in the comparable period of 1998, primarily due to this one-time royalty payment.

         PRODUCT DEVELOPMENT. Product development expenses increased from $1.4 million in the nine months ended September 30, 1997 to $2.4 million in the comparable period of 1998, primarily due to an increase in the number of individuals employed in product development and recruiting fees related to the hiring of such employees. Product development expenses as a percentage of licensing fees increased from 7% in the nine months ended September 30, 1997 to 15% in the comparable period of 1998, primarily due to increased personnel and related expenses as well as decreased licensing fees. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company seeks to develop new products and enhance existing products.

         SALES AND MARKETING. Sales and marketing expenses were $10.8 million in the nine months ended September 30, 1998 compared to $8.0 million in the comparable period of 1997, primarily due to increased advertising (including print advertising, the use of sales seminars, television advertising and direct mailers), increased personnel and related costs for the customer support center, costs related to OmegaWorld and increased shipping costs, offset by decreased communication expense. Sales and marketing expenses as a percentage of licensing fees increased from 42% in the nine months ended September 30, 1997 to 66% in the comparable period of 1998 as a result of the increased marketing expenses and decreased licensing fees. The Company expects the level of sales and marketing expenses, including advertising and promotional costs, to depend on the level of sales. Sales and marketing expenses are expected to increase in connection with the release of the next versions of the Company's products.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $4.2 million in the nine months ended September 30, 1998 compared to $3.9 million in the comparable period of 1997. General and administrative expenses as a percentage of licensing fees increased from 21% in the nine months ended September 30, 1997 to 26% in the comparable period of 1998 primarily as a result of increased professional fees related to the defense of the class action lawsuit against the Company and costs of being a public company offset by a decrease in provision for bad debt, as well as decreased licensing fees. Management believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the levels of provision required for bad debt and for the defense of the class action lawsuit against the Company, as well as the hiring of additional personnel to support the expected growth of the Company and the extent, if any, to which the Company enters new markets or related businesses.

OTHER INCOME, NET

     Other income, net increased from $18,000 in the nine months ended September 30, 1997 to $350,000 in the comparable period of 1998, primarily due to income earned on the proceeds from the Company's initial public offering which closed in October 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities totaled $1.1 and $3.1 million for the nine months ended September 30, 1998 and 1997, respectively. The decrease in net cash provided by operations in the nine months ended September 30, 1998 was primarily attributable to lower net income of the Company in the first nine months of 1998 as well as $2.4 million in payments for income taxes during 1998. Such payments for income taxes were not required during the same period of 1997 when the Company was an S corporation.

     The Company's investing activities used cash of $5.1 million and $842,000 in the nine months ended September 30, 1998 and 1997, respectively. The principal use of cash in investing activities was for investments in marketable securities and capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations. During 1997 investing activities also used cash as a result of purchases of furniture and fixtures and leasehold improvements related to the Company's move to a new corporate headquarters in February 1997 and the amortization of capitalized software development costs.

     The Company's financing activities provided cash of $172,000 for the nine months ended September 30, 1998 and used cash of $2.3 million for the nine months ended September 30, 1997. Cash provided during the nine months ended September 30, 1998 was from the issuance of common stock from the Company's 1997 Employee Stock Purchase Plan and the exercise of stock options. Cash was also provided by the repayment, with interest, of $135,000 of S corporation dividends paid to the Company's shareholders prior to the Company's initial public offering. Such dividends were equal to the Company's estimate, at that time, of its cumulative taxable income prior to its conversion to a C corporation to the extent such taxable income had not been previously distributed, which actual cumulative taxable income was finally determined upon the finalization and filing of the Company's 1997 tax returns. Cash used during the nine months ended September 30, 1997 was due to cash distributions to the Company's shareholders prior to the Company's initial public offering.

     As of September 30, 1998, the Company had cash and cash equivalents of approximately $8.5 million and working capital of approximately $25.3 million. Assuming there is no significant change in the Company's business, the Company believes that existing cash balances and investments and cash flow from operations will be sufficient to meet its normal working capital and capital expenditure requirements for at least the next 12 months. In connection, with the installation of a new telephone system, the Company entered into a 4 year operating lease with monthly lease payments of approximately $12,000. The lease will commence upon installation of the telephone system which is expected to occur during the fourth quarter of 1998.

YEAR 2000 COMPLIANCE

     The next versions of the Company's products, which include TradeStation 5, OptionStation 5 and Omega Research ProSuite 5, a product which integrates TradeStation 5 and OptionStation 5 (all of which are currently scheduled to be released in the first quarter of 1999), and SuperCharts 5 (which is scheduled to be released sometime after the releases of the above-named products), will be year 2000 compliant. This will be the case because both the Omega Research GlobalServer on which such applications run, and the applications themselves, will recognize and utilize century mark or 3 or 4-digit, rather than 2-digit, dates.

     The current shipping versions of the Company's products, TradeStation 4, OptionStation 1.2, TradeStation ProSuite 4 and SuperCharts 4, all utilize Julian dating, in which each day is identified sequentially, as opposed to being identified as a 2-digit date for a particular year. The use of Julian dating, accordingly, does not raise any year 2000 issues. However, these current shipping versions do permit users to enter dates using the 2-digit year format. Therefore, 2-digit years, such as 01 and 02, that are input are currently read by the software as 1901 and 1902, even though 2001 and 2002 is what is likely intended. Further, futures contracts with expiration dates beyond December 31, 1999 are not currently identified as post year 2000 dates by the programs. The Company expects to offer, on or before June 30, 1999, to all registered customers in good-payment standing of the current shipping versions, an appropriate solution to such year 2000 issues. It is possible that such solution may eliminate a user's ability to analyze data prior to 1920. Interim solutions that may be useful to the Company's customers until such final solution is delivered (commonly referred to as "work-arounds") are available for customers. The Company does not believe that its anticipated development of year 2000 modifications will involve material expenditures of funds or material use of internal resources.

     The Company intends to use commercially reasonable efforts to complete the year 2000 solution for the current shipping versions of the above-specified products no later than June 30, 1999. However, there can be no assurance that unanticipated difficulties will not delay the Company's year 2000 efforts, or that modifications made will not adversely affect existing functionality of the products in ways not currently anticipated by the Company. There will be no year 2000 modifications or solutions for any versions of the Company's products introduced prior to the current shipping versions, or for any products not specifically named above.

     The Company implemented a new customer integrated support and general ledger system at the beginning of the fourth quarter of 1998 which complies with year 2000 requirements. In addition, the Company is in the process of implementing a new telephone system which is also year 2000 compliant. Although the Company has not undertaken an evaluation of year 2000 compliance issues with respect to its vendors, the Company does not believe that it will encounter significant difficulties with respect to year 2000 compliance issues that its major vendors may experience because the products that the Company obtains from its major vendors are generally not year 2000 date sensitive. Nevertheless, to the extent the Company's vendors experience year 2000 difficulties with their internal billing and shipping systems, the Company may face delays in obtaining certain products and services. The Company does not expect that its vendors' year 2000 difficulties, to the extent they exist, will have a significant effect on the Company's business or operations.

     Beyond what has been discussed herein, the Company has not undertaken an analysis of (nor does it currently intend to analyze) the effect of a worst case year 2000 scenario on the Company's business, operations or financial condition and, accordingly, the materiality of such effect, if any, is uncertain and the Company does not have a contingency plan and currently does not intend to create one.

     FORWARD-LOOKING STATEMENTS

     This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "may," "prospect" and similar expressions as they relate to the Company or its management are intended to identify the forward-looking statements. These statements, including but not limited to the Company's statements regarding expected growth, are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced. Factors that may cause or contribute to such differences and impact future events include, but are not limited to, the Company meeting its timetable for the anticipated upgrade releases of its premium products, the extent to which potential customers will delay purchasing the Company's products pending the release of the upgrades, customer acceptance of such upgraded products, technical difficulties or errors in the upgraded products, unfavorable critical reviews of such upgraded products, Omega Research's ability to market effectively such upgraded products, the introduction of competitive products in the market or increased customer acceptance of recently-introduced competitive products, failure of the Company to achieve anticipated sales volumes relating to its principal products in future periods and to achieve anticipated sales volumes relating to additional products and services intended to be marketed in future periods, delays in the development and/or marketing of such additional products and services, the Company's ability to market effectively such additional products and services, customer acceptance of such additional products and services, the ability of Omega Research and various data vendors to develop the requisite technical compatibility between Omega Research's software and the respective data services in a timely fashion, if at all (and the quality and customer acceptance of such combined offerings), the execution of a definitive agreement with FutureSource Information Systems, Inc. regarding technical compatibility and payment to Omega Research of commissions and royalties, unanticipated higher variable expenses (such as bad debt), increases in product returns, decisions by Omega Research to enter into new markets or expand into related businesses (and the various possible effects and consequences thereof), the Company's ability to effectively manage growth (if, as and when it occurs), volatility or other adverse conditions in the securities markets, and Omega Research's ability to attract and retain high-quality product development personnel, as well as those discussed in the Company's press releases and filings with the Securities and Exchange Commission, including but not limited to its Annual Report on Form 10-K for the year ended December 31, 1997 (including in the section titled "Forward Looking Statements; Business Risks" in
Item 7 thereof), any of which could have a material adverse effect on the results of operations and financial condition of the Company.

                           PART II - OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDINGS

(c)      SALES OF UNREGISTERED SECURITIES

    During the three months ended September 30, 1998, the Company issued to 7 employees options to purchase an aggregate of 36,500 shares of Common Stock. All such options vest ratably over a five-year period and are exercisable at prices ranging from $2.25 through $4.25 per share, which was the fair market value of the Company's Common Stock on the respective dates on which the options were granted. The options issued to these employees were granted under the Company's Amended and Restated 1996 Incentive Stock Plan, as amended, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

    All the foregoing options were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

    Other than as described above, the Company did not issue or sell any unregistered securities during the third quarter of 1998.

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On July 24, 1998, the Company held its 1998 Annual Meeting of Shareholders (the "Annual Meeting").

(b) and (c)

        The only matter voted on at the Annual Meeting was the election of all seven directors of the Company. The seven nominees, who were all existing directors of the Company and nominees of the Company's Board of Directors, were re-elected at the Annual Meeting as directors of the Company, receiving the number and percentage of votes for election and abstentions as set forth next to their respective names below:

      NOMINEE FOR DIRECTOR                          FOR ELECTION                       ABSTENTIONS
      --------------------                          ------------                       -----------
                                              NUMBER            PERCENTAGE         NUMBER        PERCENTAGE
                                              ------            ----------         ------        ----------
      William R. Cruz                       21,844,758            99.96%            9,600           .04%
      Ralph L. Cruz                         21,844,758            99.96%            9,600           .04%
      Peter A. Parandjuk                    21,844,758            99.96%            9,600           .04%
      Salomon Sredni                        21,844,758            99.96%            9,600           .04%
      Marc J. Stone                         21,844,758            99.96%            9,600           .04%
      Christos M. Cotsakos                  21,844,758            99.96%            9,600           .04%
      Brian D. Smith                        21,843,758            99.95%           10,600           .05%

(d)      Not applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          EXHIBITS

    10.1     Amendment to the Omega Research, Inc. 1997 Employee Stock Purchase
             Plan

    27.1     Financial Data Schedule

(b)          REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OMEGA RESEARCH, INC.
                                  Registrant

NOVEMBER 13, 1998                 /s/ SALOMON SREDNI
-----------------                 ------------------
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

                              OMEGA RESEARCH, INC.

                                  EXHIBIT INDEX

EXHIBIT
   NO.   DOCUMENT DESCRIPTION
-------  --------------------

  10.1   Amendment to the Omega Research, Inc. 1997 Employee Stock Purchase Plan

  27.1   Financial Data Schedule