Form 10-K405
period 1998-12-31
OMEGA RESEARCH INC
filed 1999-03-30
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] Annual report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended DECEMBER 31, 1998 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

           For the transition period from ____________ to ____________

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

                                 (305) 485-7000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 17, 1999, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET ON MARCH 17, 1999, WAS APPROXIMATELY $56,814,671.

         THE REGISTRANT HAD 22,317,992 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MARCH 17, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

  (SPECIFIC SECTIONS INCORPORATED ARE IDENTIFIED UNDER APPLICABLE ITEMS HEREIN)
       CERTAIN PORTIONS OF THE REGISTRANT'S PROXY STATEMENT TO BE FILED IN
           CONNECTION WITH ITS 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE IN PART III OF THIS REPORT.

                                TABLE OF CONTENTS
                                                                                                               PAGE NO.
                                                                                                               --------
PART I

ITEM 1.  BUSINESS.................................................................................................1
                           Overview and Recent Developments.......................................................1
                           Industry Background....................................................................1
                           Products...............................................................................3
                           Sales and Marketing....................................................................6
                           Strategic Relationships................................................................8
                           Product Development and Year 2000 Compliance...........................................9
                           Customer Support and Training.........................................................12
                           Competition...........................................................................12
                           Intellectual Property.................................................................13
                           Employees.............................................................................14

ITEM 2.  PROPERTIES..............................................................................................15

ITEM 3.  LEGAL PROCEEDINGS.......................................................................................15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................................15

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.............................................................................16
                           Common Stock Information..............................................................16
                           Dividend Policy.......................................................................16
                           Recent Sales of Unregistered Securities...............................................17
                           Use of Proceeds.......................................................................17

ITEM 6.  SELECTED FINANCIAL DATA.................................................................................18

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........................................................19
                           Overview .............................................................................19
                           Results of Operations.................................................................22
                           Years Ended December 31, 1998 and 1997................................................22
                           Years Ended December 31, 1997 and 1996................................................24
                           Income Taxes..........................................................................25
                           Variability of Results................................................................26
                           Liquidity and Capital Resources.......................................................26
                           Recently Issued Accounting Standards..................................................27
                           Year 2000 Compliance..................................................................28
                           Forward-Looking Statements; Business Risks............................................28

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK.................................................................................36

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................................36

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE..................................................................36

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
         THE REGISTRANT..........................................................................................37

ITEM 11. EXECUTIVE COMPENSATION..................................................................................37

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT...................................................................................37

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................................37

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.....................................................................................38

SIGNATURES.......................................................................................................40

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW AND RECENT DEVELOPMENTS

         Omega Research, Inc. ("Omega Research" or the "Company") is a leading provider of real-time investment analysis software for the Microsoft Windows operating system. On February 22, 1999, the Company officially released its next generation of premium software products, branded "2000I," which includes upgrade versions of its existing products and new products. Accordingly, as of February 22, 1999, the Company's software product line consists of TRADESTATION 2000I, RADARSCREEN 2000I, OPTIONSTATION 2000I, OMEGA RESEARCH PROSUITE 2000I and SUPERCHARTS 4 (SUPERCHARTS 4 is not part of the next generation of the Company's products; SUPERCHARTS 2000I is expected to be released later in 1999). All of the 2000I software products have 32-bit architecture, are "Internet-centric," and utilize Microsoft Component Object Model (COM) technology. Prior to February 22, 1999, the Company marketed three principal software products: TRADESTATION (version 4), OPTIONSTATION (version 1.2) and SUPERCHARTS (version 4).

         TRADESTATION enables investors to historically test the profitability of their own investment and trading strategies and then computer-automate those strategies to generate real-time buy and sell signals. OPTIONSTATION enables investors who are not options experts or mathematicians to benefit from advanced stock, index and futures options trading strategies. RADARSCREEN, a new product, enables investors to scan the markets in real time to identify favorable buying and selling opportunities based upon their own investment and trading strategies, and OMEGA RESEARCH PROSUITE, also a new product, is an integrated suite of TRADESTATION, OPTIONSTATION and RADARSCREEN. SUPERCHARTS provides investors with state-of-the-art technical analysis capabilities. The Company designs its products as PLATFORM APPLICATIONS: unique software applications that also serve as platforms for independent third-party solutions. Over 150 independent developers have developed software products for the Omega Research Platform.

         The Company also launched in the first quarter of 1999 HISTORYBANK.COM, an end-of-day financial market data service consisting of two components:
HISTORYBANK.COM FINANCIAL DATABASE, a database on CD-ROM that contains more than 30 years of financial market price and volume data that is included with TRADESTATION 2000I, RADARSCREEN 2000I, OPTIONSTATION 2000I and OMEGA RESEARCH PROSUITE 2000I; and HISTORYBANK.COM DAILY UPDATE SERVICE, an Internet data service that offers daily updates of such data after the close of the markets.

         The Company was incorporated in Florida in 1982. Its principal executive offices are located at 8700 West Flagler Street, Miami, Florida 33174, and its telephone number is (305) 485-7000.

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

         Increased investment and trading activity is being driven by both individual and institutional investors. Forrester Research, a market research firm, estimates that by the year 2000 over $46 billion in financial assets will be managed over the Internet by individuals. Through the advent of self-directed 401(k) plans and improved awareness and knowledge of the financial markets, individual investors are increasingly seeking to self-manage their financial assets. The broad availability of financial information online has enabled individual investors to become more sophisticated and knowledgeable about investing, having experienced greater access to stock quotes, financial market data, investment advice and other investment information through the Internet or through other online services. In addition to increased information flows, the increased popularity and proliferation of discount and online brokerage services have resulted in reduced transaction costs to the individual investor, thereby facilitating the increase in investment activity. Investment and trading activity has also increased significantly among institutional investors, including mutual funds, pension funds, hedge funds, savings institutions and brokerage firms. The proliferation of these funds over the past several years, together with increasing competitiveness among institutions seeking to deliver superior investment returns to their customers, has contributed to increased investment and trading activity by institutional investors.

         Investors, both individual and institutional, require financial market data to make their investment or trading decisions. Investors today have access to large quantities of financial market data increasingly being offered on a real-time basis at substantially lower cost than ever before. Data are readily available from a variety of data vendors, including companies such as Bloomberg, LP, Bridge Information Systems, Inc. ("Bridge"), including its subsidiary, Telerate, Inc. ("Bridge Telerate"), CQG, Inc., FutureSource Information Systems, Inc. ("FutureSource"), ILX Systems, Inc., Reuters Group PLC and Standard & Poor's ComStock, Inc. (Xpressfeed), all of which generally serve the institutional market, and Data Broadcasting Corporation (BMI, DBC Signal, Signal Online, StockEdge Online, InSite), Data Transmission Network Corporation (DTN Real Time, DTNstant), P.C. Quote, Inc. (Hyperfeed), Telescan, Inc., Track Data Corporation (Dial Data, Track on Line) and Worden Brothers, Inc. (TeleChart
2000), which generally serve the individual investor market. In addition, the Internet is becoming an increasingly valuable conduit of information for individual and institutional investors seeking to support their investment decision-making.

         While financial market data have been available for some time, historically only large institutional investors with access to mainframe or minicomputer-based systems have had the capability to manipulate, organize and analyze such data to support their investment decisions. Historically, such activities have been expensive and time consuming, and usually performed in the "back office" of institutional investors through custom programming by information technology professionals. The Company believes that the emergence of easy-to-use powerful personal computers with standard operating systems has increasingly brought more analytical capability to "front office" decision makers of institutional investors, as well as to individual investors who historically have not had access to such technology or information.

         With increasing and less-expensive accessibility to large quantities of various types of financial data, the increasingly-powerful processing capabilities of personal computers, and the rapidly-growing capabilities of the Internet, the Company believes that both individual and institutional investors are demanding powerful investment analysis software to improve their investment decision-making. Historically, investment analysis software for the personal computer has generally been limited to passive charting and analysis. However, as vast new quantities and types of financial market data have become available, the Company believes that a need has arisen for decision support software which enables investors to analyze market data in new and powerful ways, including the design, testing and validation of custom investment strategies and the implementation of those strategies in real time. Investors are seeking to leverage quantitative data to make improved investment decisions through the use of software solutions which provide powerful investment analysis capabilities, open and extendible software platforms, support for a wide variety of financial instruments and markets, and ease of use.

PRODUCTS

         In the first quarter of 1999, the Company released its next generation of products: TRADESTATION 2000I, RADARSCREEN 2000I, OPTIONSTATION 2000I, and OMEGA RESEARCH PROSUITE 2000I. The Company expects to release prior to the end of 1999 SUPERCHARTS 2000I (the next generation of its SUPERCHARTS product; the current shipping version of SUPERCHARTS therefore remains, until that time, SUPERCHARTS 4). Except for SUPERCHARTS 4, and except for availability for a limited time of TRADESTATION version 4 to a limited number of investors, the Company has, since February 22, 1999, offered only its 2000I software products.

         The Company's 2000I software products contain numerous new features, functions and improvements when compared to the prior versions, including the following: (i) compatibility with Internet datafeeds; (ii) Internet access to online brokerages, and to financial and other information accessible through the Internet; (iii) 32-bit architecture; and (iv) Microsoft Component Object Model
(COM) technology (most notably, this technology enables users to run multiple software applications within a single workspace).

         The Company's software products, each of which operates in a Microsoft Windows environment, are currently marketed to individual investors and to professionals who license such products on an individual basis. The 2000I software is compatible with the following real-time Internet and broadcast financial market datafeeds: BMI (broadcast); DBC Signal (broadcast); DTN Real Time (broadcast); DTNstant (broadcast); InSite (Internet); P.C. Quote's Hyperfeed (Internet and broadcast); Signal Online (Internet); and StockEdge Online (Internet). Agreements are also in place to add as real-time datafeeds later this year FutureSource's MDS network and stand-alone datafeeds (broadcast), and Standard & Poor's ComStock's Xpressfeed (broadcast). The pre-2000I versions were compatible with only the following real-time broadcast datafeeds: BMI; DBC Signal; FutureSource; and Standard & Poor's ComStock.

         In addition to being compatible with real-time datafeeds, the Company's 2000I software products are also able to access and display end-of-day data. TRADESTATION 2000I is compatible with Dial Data's end of day data service; however, with the release by the Company of its HISTORYBANK.COM data service, TRADESTATION 2000I customers who use end-of-day (as opposed to real-time) data, in order to use effectively the HISTORYBANK.COM FINANCIAL DATABASE included with TRADESTATION 2000I, are required to use the Company's HISTORYBANK.COM DAILY UPDATE SERVICE, as only the DAILY UPDATE SERVICE integrates seamlessly with the FINANCIAL DATABASE. In order to access and display end-of-day data with RADARSCREEN 2000I or OPTIONSTATION 2000I, HISTORYBANK.COM DAILY UPDATE SERVICE needs to be used. The historical data that was included with the Company's pre-2000I software seamlessly integrated with the Dial Data and Telescan end-of-day financial market data services.

         The Company designs its products to benefit investors in a variety of financial markets, including investors in equities, futures, foreign currencies and options. Within each of these segments, investors can use the products to fit their special needs and levels of experience. The Company believes that many of its customers are active in multiple financial markets and, as a result, has designed different products to address different markets which can be used independently or in combination. The evolution of TRADESTATION PROSUITE version 4, a product combining (but not integrating) TRADESTATION and OPTIONSTATION, to OMEGA RESEARCH ProSuite 2000I, an integrated suite of TRADESTATION 2000I, RADARSCREEN 2000I and OPTIONSTATION 2000I, is the Company's solution for investors active in multiple markets, and for investors who are seeking a full range of tools to help them design and historically test trading strategies to determine the best times to buy and sell (TRADESTATION), then apply those tested strategies to identify which securities should be bought or sold (RADARSCREEN), and then to determine how to buy and sell, i.e., whether to buy or sell the underlying security or one of several possible options on such security (OPTIONSTATION).

Omega Research's principal products currently are:

                                                                                                       LATEST
                                 CURRENT           OPERATING             LIST        INITIAL           VERSION
PRODUCT                          VERSION             SYSTEM              PRICE     RELEASE DATE     RELEASE DATE
-------                          -------           ---------             -----     ------------     ------------
OMEGA RESEARCH PROSUITE           2000I         Microsoft Windows        $4,799       1999             1999
TRADESTATION                      2000I         Microsoft Windows        $2,399       1991             1999
RADARSCREEN                       2000I         Microsoft Windows        $2,399       1999             1999
OPTIONSTATION                     2000I         Microsoft Windows        $2,399       1996             1999
SUPERCHARTS REAL-TIME             4.0           Microsoft Windows        $1,199       1996             1996
SUPERCHARTS END-OF-DAY            4.0           Microsoft Windows        $  395       1992             1996

         TRADESTATION 2000I. TRADESTATION is the flagship product of the Company, serving as a platform for numerous third-party software solutions. TRADESTATION is marketed to serious equities, futures and foreign currency investors. TRADESTATION empowers the investor to design and develop custom trading systems based upon the investor's own investment ideas and strategies, test the profitability of such trading systems against historical data, and then computer-automate a chosen trading system to monitor the applicable market and alert the investor in real-time when the criteria of the trading system have been met and an order should, therefore, be placed. If the investor is not at the computer terminal when a buy or sell signal is generated, TRADESTATION can automatically notify the investor via an alpha-numeric pager, if the necessary equipment and software have been installed, or by e-mail. The principal features of TRADESTATION which enable the investor to design and develop custom trading strategies and systems are EASYLANGUAGE and the POWEREDITOR. EASYLANGUAGE is a proprietary computer language developed by Omega Research consisting of English-like statements and trading terms which can be input by the investor to describe particular trading ideas and strategies. The POWEREDITOR is a compiler of EASYLANGUAGE statements and provides the investor with considerable flexibility to modify and combine different trading rules and strategies which ultimately result in the design of the investor's custom trading systems. The Company's TRADESTATION product has been marketed worldwide to institutional investors on a monthly subscription basis by Bridge Telerate. Bridge Telerate and the Company are currently working to complete development of technical compatibility between TRADESTATION 2000I and the Bridge technology (called Bridgefeed) on which the Bridge Telerate datafeeds, as well as other Bridge datafeeds, are to run. Additionally, under a recent agreement with FutureSource, TRADESTATION 2000I is expected, once compatibility is developed, to be offered worldwide by FutureSource to institutional investors on a monthly subscription basis.

         RADARSCREEN 2000I. RADARSCREEN is a new Omega Research product, officially released in February 1999 as part of OMEGA RESEARCH PROSUITE 2000I. RADARSCREEN is expected to be available as a separate product in the second quarter of 1999. RADARSCREEN enables investors to scan up to hundreds or thousands (depending upon the data service and computer hardware used) of stocks or other securities to identify favorable buying and selling opportunities based upon their own investment criteria, which may be designed through the use of EASYLANGUAGE and the POWEREDITOR.

The program also alerts the investor in real time when the criteria are met, and updates dynamically in real time as new securities meet the criteria or securities fail to continue to meet the criteria. RADARSCREEN can also alert the investor by alpha-numeric pager or e-mail.

         OPTIONSTATION 2000I. OPTIONSTATION is an options trading analysis product for stock, index and futures options which enables investors, without requiring them to be options experts or mathematicians, to explore complex trading strategies. Specifically, OPTIONSTATION is designed to sort through all of the possible options positions on one or more securities and identify the most favorable risk-reward profile based upon user-defined assumptions. EASYLANGUAGE and the POWEREDITOR can also now be used with OPTIONSTATION to customize the user's options analyses. OPTIONSTATION is designed to perform two critical tasks of options trading--position search and position analysis. OPTIONSTATION's Position Search helps the investor find the best risk-reward profile based upon the investor's market assumptions. The OptionStation Position Analysis and OptionStation Position Chart features enable investors to design and customize options positions and then graphically view and analyze each position's profitability and risk. The program will alert the investor in real time when the investor's specified criteria have been met. Also, the investor can be notified of the alert via an alpha-numeric pager or by e-mail.

         OMEGA RESEARCH PROSUITE 2000I. OMEGA RESEARCH PROSUITE is the Company's premium product, as it includes, as an integrated suite, TRADESTATION 2000I, OPTIONSTATION 2000I and RADARSCREEN 2000I. Due to the utilization of Microsoft COM technology, all three programs (plus additional third party programs, such as, e.g., Excel spreadsheets) may be viewed and utilized simultaneously within a single workspace. OMEGA RESEARCH PROSUITE is marketed to investors who trade in multiple markets and to investors who are seeking a full range of analysis tools. For example, an investor who uses OMEGA RESEARCH PROSUITE may use TRADESTATION to conduct analysis to determine the optimum time to buy or sell stocks or futures based upon his or her own trading strategies, then use RADARSCREEN to scan the markets to identify which stocks or futures he or she wants to buy or sell based upon such trading strategies, and then use OPTIONSTATION to determine whether, based upon his or her market assumptions, an option strategy may be preferable to trading the underlying securities.

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

         HISTORYBANK.COM. HISTORYBANK.COM is the Company's new historical financial market database and end-of-day financial market data service. HISTORYBANK.COM FINANCIAL DATABASE is a database on CD-ROM that contains more than 30 years of daily financial market price and volume data that is included at no additional cost with TRADESTATION 2000I, OPTIONSTATION 2000I, RADARSCREEN 2000I and OMEGA RESEARCH PROSUITE 2000I. HISTORYBANK.COM FINANCIAL DATABASE is also offered separately for a one-time license fee of $995.00, but given that its data format is currently technically compatible only with the Company's 2000I software products, independent sales are not expected to be material. HISTORYBANK.COM DAILY UPDATE SERVICE offers seamlessly integratable updates of the data delivered through the Internet after the close of the markets each trading day. HISTORYBANK.COM is expected to serve as a complete data solution for Omega Research customers who require data only on an end-of-day basis, and as a supplementary data "refresh" service for Omega Research customers who use real-time data delivered by a third-party datafeed compatible with the Company's 2000I software products. HISTORYBANK.COM end-of-day updates may be obtained as either a "daily" (open, high, low, close) presentation, or as an "intra-day" (tick-by-tick) presentation. HISTORYBANK.COM DAILY UPDATE SERVICE, while operational, is still under construction and is currently being offered at no charge for an introductory promotional period expected to terminate later in 1999. Following the introductory promotional period, the Company expects to charge a monthly subscription rate of $29.99 to $49.99 for the service. The data offered by HISTORYBANK.COM (both historical and daily) includes features such as adjustments for stock splits (including reverse splits), futures continuous contracts, historical implied volatility options data, and extensive symbol maintenance that gives effect to bankruptcies, mergers and symbol changes in order to enhance the accuracy of historical charts displayed using the Company's software products.

         ADDITIONAL PRODUCTS AND SERVICES. The Company offers additional products and services, such as OMEGAWORLD, the Company's annual system trading and development conference, the SYSTEM TRADING AND DEVELOPMENT CLUB, a bi-monthly CD-ROM and accompanying booklet that describes and demonstrates sample trading systems designed using EASYLANGUAGE, OMEGA RESEARCH MAGAZINE, a quarterly magazine about system trading and development currently distributed free of charge to the Company's customer base, and seminars, workshops and instructional videotapes designed to enhance investors' abilities to use fully and effectively the Company's products (which are often offered free of charge). In addition, the Company sometimes markets investment education products (e.g., software, videotapes, and/or seminars) of well-known traders, sharing with such traders revenues or profits from such promotions. The Company also markets PORTFOLIO MAXIMIZER, a software application that is used to evaluate trading systems developed with TRADESTATION or SUPERCHARTS (PORTFOLIO MAXIMIZER 2000, a 32-bit upgrade, is expected to be available later in 1999). These additional products and services are intended to complement the Company's principal investment analysis products. Additional products and services currently account for, and are expected in the foreseeable future to continue to account for, a minor portion of the Company's revenues. Last year, the Company discontinued WALL STREET ANALYST, its introductory charting and analysis package.

SALES AND MARKETING

         The Company believes one of its most important assets and a key competitive advantage is its installed base of investment analysis software customers. The Company believes that significant opportunity exists to leverage this customer base by (i) selling product upgrades to customers who own the earlier version of the product, and (ii) marketing additional and/or new products to its entire installed customer base. The Company is seeking to benefit from this advantage with its 2000I line of products. The Company is or expects to be marketing: TRADESTATION 2000I and OPTIONSTATION 2000I as upgrades to customers who own the prior versions of TRADESTATION and OPTIONSTATION; OMEGA RESEARCH PROSUITE 2000I to customers who own the prior versions of TRADESTATION and/or OPTIONSTATION; and RADARSCREEN 2000I to its entire customer base (either separately or by offering OMEGA RESEARCH PROSUITE 2000I).

         The Company markets its products using a combination of methods, including inbound telesales, the use of domestic and international distributors and other resellers, and, most recently, online sales through its web site. Marketing efforts in support of sales include print media and television advertising, direct mail, advertising on the Company's web site, hundreds of sales seminars conducted annually throughout the United States, and establishment of strategic marketing and other strategic partner relationships with data vendors, online brokerages and software and service solution providers.

         In February 1999, the Company launched a redesigned and expanded web site. In addition to online ordering and payment for virtually all Company products and services, the new web site includes the following features: online registration for Company workshops and conferences and online subscriptions to Company newsletters; expanded free access to downloadable technical files, indicators and studies; online search functions that enable users to find Omega Research product redistributors and user groups by geographic area; an expanded industry events section; online search capabilities for locating Omega Research Solution Providers; online search capabilities that allow users to find answers to technical issues by having access to the Company's technical assistance knowledge base; and comprehensive information about the Company's products and services.

         The majority of the Company's direct product sales are generated by telesales. The Company has devoted considerable efforts and resources to assemble and train a dedicated, professional, team-oriented sales force. The telesales process consists of the generation of leads through media and direct mail advertising, delivery of product information to prospective purchasers, and follow-up calls to the recipients of the product information to attempt to complete the sale. The Company recently implemented a new system of customer tracking and management at its corporate headquarters to improve its lead management capability, enhance its customer satisfaction through increased responsiveness and to improve its ability to market additional products to existing customers.

         The Company advertises its products in publications popular with investors such as FUTURES, INVESTORS BUSINESS DAILY and TECHNICAL ANALYSIS OF STOCKS & COMMODITIES. The Company also advertises on a regular basis on the CNBC and CNN-FN television networks, and certain local television and radio stations. The Company undertakes periodic promotional mailings to its customer base, as well as to mailing lists obtained by the Company by license from, or agreement with, third parties. Such promotional mailings may include flyers, brochures, videotapes, books or demo CDs. In addition, the Company publishes OMEGA RESEARCH MAGAZINE, a quarterly periodical that contains articles and features on system trading and development and advertises the Company's products and those of its solution providers. The magazine is currently distributed free of charge to the Company's installed customer base.

         The Company has developed a presence in the institutional investor market through its relationship with Bridge Telerate. TRADESTATION was introduced by Dow Jones Markets (which was purchased by Bridge in May 1998) to institutional investors in January 1996 as DOW JONES TRADESTATION. Bridge Telerate also has the right to market SUPERCHARTS to its data subscribers; however, the Company believes it is unlikely that this will occur in the foreseeable future, if at all. The Company believes that relationships with institutional data vendors, such as the Bridge Telerate relationship, will facilitate the Company's efforts to increase the use of its products by institutional investors. In addition, certain individual investors who use the Company's products are employees of institutions, which the Company believes increases awareness of the Company's products in the institutional market. The Company anticipates that its 2000I software products will ultimately support a network environment. This capability, if developed, would permit the Company, from a technical standpoint, to market its 2000I software products directly to institutions.

         The Company intends to continue to focus on expanding its international presence and sales by continuing to develop its network of international independent distributors of Omega Research products. As of December 31, 1998, Omega Research had arrangements with approximately 60 independent parties to distribute one or more of the Company's products in Europe, Asia, Australia, South Africa and Canada. Approximately 10.3%, 9.7% and 11.2% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from customers outside of the United States. The Company also sells directly to international investors in response to direct inquiries received from abroad. International sales are made in United States dollars. The Company believes that strategic relationships with foreign data vendors may be beneficial in its efforts to expand in the international market. The Company is in the early stages of its international sales and marketing efforts and, therefore, no assurance can be given that these efforts will be successful.

STRATEGIC RELATIONSHIPS

         Omega Research endeavors to establish and foster strategic marketing and other strategic partner relationships with data vendors, software and service solution providers, online brokerages and other relevant third parties.

         BRIDGE TELERATE AGREEMENT. In August 1994, the Company entered into a Software License, Maintenance and Development Agreement with Dow Jones Markets, Inc. (then known as Dow Jones Telerate, Inc., now known as Telerate, Inc. and a subsidiary of Bridge) under which Omega Research licenses to Bridge Telerate the right to market and distribute TRADESTATION to its data subscribers worldwide, who are primarily institutional investors (the "Bridge Telerate Agreement"). The Company and Bridge Telerate are currently working to complete development of technical compatibility between TRADESTATION 2000I and the Bridgefeed technology on which the Bridge Telerate datafeeds are to run. As a result of Bridge's ongoing conversion of Dow Jones Markets technology to Bridgefeed technology, and the technical requirement that such Bridgefeed technology be made compatible with TRADESTATION 2000I (which was first available to Bridge on February 1, 1999), the Bridge Telerate/Omega Research relationship has, from a technical development/ maintenance point of view, been in a transitional stage, which is expected to continue until development and testing of compatibility of Bridgefeed and TRADESTATION 2000I, and installation of the combined technologies, are completed. Installation of TradeStation 2000I with Bridgefeed on all Bridge Telerate terminals that currently use TRADESTATION is also required from a Year 2000 compliance perspective. See also "Product Development and Year 2000 Compliance."

         The Bridge Telerate Agreement expires in January 2002. The Bridge Telerate Agreement requires Bridge Telerate to use commercially reasonable efforts to market TRADESTATION, to market the product under a name including "TRADESTATION," and to pay to Omega Research a per-subscription royalty, subject to minimum annual royalties which escalate each year of the agreement. The Company has no technical support obligation under the agreement to the customers of Bridge Telerate, but is obligated to provide limited technical support to Bridge Telerate managers.

         During the term of the Bridge Telerate Agreement, Omega Research is not permitted to enter into a similar licensing arrangement regarding TRADESTATION with five enumerated competitors of Bridge Telerate. Bridge Telerate is not prohibited by the agreement from offering to its data service subscribers its own or another company's investment analysis software.

         In February 1999, the Company entered into a similar agreement with FutureSource. It is expected that FutureSource will commence offering TRADESTATION 2000I on a subscription basis as part of its recently-released Market Data Server (MDS) datafeeds during the third or fourth quarter of 1999. Under the agreement, which has approximately a 3 1/2 year term, the Company will, once technical compatibility between TRADESTATION 2000I and FutureSource's MDS datafeeds is completed, be paid a per subscription royalty, subject to minimum monthly royalties. FutureSource's license to market TRADESTATION 2000I is nonexclusive.

         CROSS-MARKETING AGREEMENTS. The Company currently has written agreements with other data vendors, some of which provide for the data vendor to pay the Company monthly fees or commissions as consideration for data subscribers who use Omega Research products to access such data vendors' data services. Each of these agreements contains provisions for the development and maintenance of technical compatibility between one or more of the Company's software products and the data vendors' data services, and to make the data vendors' subscribers more aware of Omega Research's products and to make Omega Research's customers more aware of the data vendors' services. In addition, in January 1998, the Company entered into a cross-marketing agreement with E*Trade Group, Inc. which provides for direct mail promotions to each other's customer lists and other cross-marketing benefits. That agreement was recently extended to December 31, 1999 to provide for development of a technical interface between the Company's 2000I software and E*TRADE's online brokerage services and other co-marketing transactions. The Company has one other similar agreement with an online brokerage firm and is seeking to negotiate additional similar agreements with other online brokerages. The Company currently plans to charge a flat monthly fee to online brokerage firms for including the interface in the Company's 2000I software. Such fees are not expected to be material in 1999, and the extent to which such fees may be material after 1999 depends upon many factors, including, but not limited to, the Company's ability to successfully negotiate additional similar agreements with other online brokerage firms and the perceived value of the interface to brokerage firms over time.

         OMEGA RESEARCH SOLUTION PROVIDER NETWORK. The Company continues to develop its principal products as "platform applications," unique and valuable software applications that also serve as platforms for third-party solutions which add value to the products (collectively, the "Omega Research Platform"). The Omega Research Platform is designed to be open and extendible, encouraging the development of as many complementary third-party solutions as possible. To date, more than 150 independent software developers ("Omega Research Solution Providers") have developed specific trading systems or other investment applications for the Omega Research Platform. This is attributable chiefly to EASYLANGUAGE, the Company's proprietary computer language comprised of English-like statements and trading terms that can be used by investors and third-party developers to describe their own trading ideas and strategies. EASYLANGUAGE can be used with all of the 2000I software products; in the prior versions, it was usable only with TRADESTATION and, to a limited degree, with SUPERCHARTS. Accordingly, third-party developers are now able to develop software products using any one or more of the Company's software products as a platform. A number of Omega Research Solution Providers have developed products that operate only in conjunction with an Omega Research product. The Company permits each Omega Research Solution Provider to use an Omega Research Solution Provider logo on a royalty-free basis so that the solution provider can advertise to potential customers that its product or service is compatible with the applicable Omega Research product(s) or useful to Omega Research customers.

PRODUCT DEVELOPMENT AND YEAR 2000 COMPLIANCE

         The Company believes that its future success depends in part on its ability to maintain and improve its core software technologies, enhance and develop new versions of its existing products and develop new products that meet an expanding range of customer requirements. To date, with the exception of PORTFOLIO MAXIMIZER, the Company has relied primarily on internal development of its products. The Company performs all quality assurance and develops documentation and other training materials internally. In 1998, 1997 and 1996, product development expenses were approximately $3.3 million, $1.9 million and $1.0 million, respectively. The Company may, in the near future, explore acquisitions of, or strategic or other relationships with, quality software development companies as a means of expanding its product development resources.

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

         The market for investment analysis software is characterized by rapidly changing technology, evolving industry standards in computer hardware, programming tools, programming languages, operating systems, database technology and information delivery systems, changes in customer requirements and frequent new product introductions and enhancements. The Company's future success will depend upon its ability to maintain and develop competitive technologies, to continue to enhance its current products and to develop and introduce new products in a timely and cost-effective manner that meet changing conditions such as evolving customer needs, new competitive product offerings, emerging industry standards and changing technology. There can be no assurance that the Company will be able to develop and market, on a timely basis, if at all, product enhancements or new products that respond to changing market conditions or that will be accepted by customers. Any failure by the Company to anticipate or to respond quickly to changing market conditions, or any significant delays in the development or introduction of new products and/or enhancements, could cause customers to delay or decide against purchases of the Company's products and would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's newest versions of its products, TRADESTATION 2000I, RADARSCREEN 2000I, OPTIONSTATION 2000I, OMEGA RESEARCH PROSUITE 2000I, SUPERCHARTS 2000I and PORTFOLIO MAXIMIZER 2000 (SUPERCHARTS 2000I and PORTFOLIO MAXIMIZER 2000 are scheduled to be released later in 1999) are Year 2000 compliant (or, as to SUPERCHARTS 2000I and PORTFOLIO MAXIMIZER 2000, will be upon release). This is the case because both the Omega Research server, called GlobalServer, on which such applications run, and the applications themselves, recognize and utilize century mark or 3- or 4-digit, rather than 2-digit, dates.

         The most recent prior shipping versions of the Company's products, TRADESTATION 4, OPTIONSTATION 1.2, TRADESTATION PROSUITE 4 and SUPERCHARTS 4 (which is the current shipping version until SUPERCHARTS 2000I is released) all utilize Julian dating, in which each day is identified sequentially, as opposed to being identified as a 2-digit date for a particular year. The use of Julian dating, accordingly, does not raise any Year 2000 issues. However, these versions do permit users to enter dates using the 2-digit year format. Therefore, 2-digit years, such as 01 and 02, that are input are currently read by those programs as 1901 and 1902, even though 2001 and 2002 is what is likely intended. Further, futures contracts with expiration dates beyond December 31, 1999 are not currently identified as post Year 2000 dates by those programs. The Company expects to offer, on or before June 30, 1999, to all registered customers in good-payment standing of those versions, an appropriate solution to such Year 2000 issues. It is possible that such solution may eliminate a user's ability to analyze data prior to 1920. The Company currently offers on its web site a "work-around" solution that may be used until such solution is delivered. The Company also expects to offer an appropriate Year 2000 solution to registered users of PORTFOLIO MAXIMIZER on or prior to June 30, 1999. The Company has not incurred any material expenditures to date specifically to provide Year 2000 solutions for its products. During the first and second quarters of 1999, the Company expects to utilize internal resources having an approximate aggregate value of under $100,000 to provide all requisite Year 2000 solutions.

         As stated above, the Company expects to complete its Year 2000 solution for TRADESTATION 4, OPTIONSTATION 1.2, TRADESTATION PROSUITE 4, SUPERCHARTS 4 and PORTFOLIO MAXIMIZER by no later than June 30, 1999. However, there can be no assurance that unanticipated difficulties will not delay the Company's Year 2000 efforts, or that modifications made will not adversely affect existing functionality of those products in ways not currently anticipated by the Company. There will be no Year 2000 modifications or solutions for any versions of the Company's products introduced prior to those versions specifically mentioned above, or for any other products not specifically named above, or any discontinued products, such as WALL STREET ANALYST and SYSTEM WRITER.

         In November of 1998, Bridge Telerate expressed to the Company concerns as to whether the Bridge Telerate subscribers using TRADESTATION would receive, in a timely fashion, the Year 2000 compliant TRADESTATION 2000I upgrade, and made certain demands in this regard. As a result, the parties discussed in November 1998 that delivery to Bridge Telerate of TRADESTATION 2000I by the end of January should be sufficient time for the parties to develop and test compatibility between TRADESTATION 2000I and the latest Bridgefeed technology on which Telerate data is to be delivered, and for Bridge Telerate to install such upgrade on all existing Bridge Telerate terminals using TRADESTATION. The Company in fact delivered the TRADESTATION 2000I upgrade to Bridge Telerate on Monday, February 1, 1999 and, at Bridge's request, development of compatibility commenced February 16, 1999. Notwithstanding the Company's adherence to Bridge's timetable, no assurances can be given that development or installation delays, should they occur, would not result in Bridge Telerate deciding to implement, in whole or in part, an alternative Year 2000 solution for its TradeStation clients (e.g., not implementing the TRADESTATION 2000I upgrade and replacing TRADESTATION with Bridge or other third-party software), which, if that occurred, could have a material adverse effect on the Company's financial expectations under the Bridge Telerate Agreement.

         In general, the Company's failure to deliver appropriate Year 2000 solutions in a timely fashion, or at all, would render all pre-2000I versions of the Company's products, including those for which the Company has decided to provide no solutions, essentially useless, which could result in material adverse effects on the Company and its financial condition, results of operations and prospects. However, the Company does not expect to encounter any material difficulties in providing acceptable Year 2000 solutions in a timely fashion for TRADESTATION 4, OPTIONSTATION 1.2, TRADESTATION PROSUITE 4, SUPERCHARTS 4 OR PORTFOLIO MAXIMIZER. Inasmuch as the Year 2000 solutions described above are, the Company believes, the only viable and practical solutions, and are achievable in a timely manner, the Company has no contingency plans. See "Management's

Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements; Business Risks - POTENTIAL LIABILITY TO CUSTOMERS."

CUSTOMER SUPPORT AND TRAINING

         The Company provides customer support and product-use training in the following ways:

         CUSTOMER SUPPORT. The Company provides technical support to its customers by telephone, electronic mail and fax. The majority of these services are provided during the first sixty days of ownership of an Omega Research product and the related costs associated with such support are accrued at the date of sale. The Company also provides a substantial amount of technical support information on its web site.

         PRODUCT-USE TRAINING. The Company considers product-use training important to try to ensure that its customers develop the ability to use Omega Research's products as fully and effectively as is possible. The Company has devoted considerable efforts to improve the user-education manuals and other materials generally included with its products, and currently provides extensive online documentation and technical assistance information on its web site. In addition, the Company conducts across the United States in various cities numerous user-education workshops (approximately 100 are currently scheduled for 1999) to better educate its customers about the Company's products.

COMPETITION

         The market for investment analysis software is intensely competitive and rapidly changing, and there appears to be substantial consolidation occurring in the industry, which can be broadly considered to include investment analysis software companies, data providers and brokerages and other companies that offer trading execution systems and facilities to investors. The Company believes that due to anticipated growth of the market for investment analysis software, and other factors, competition, as well as consolidation, will substantially increase and intensify in the future. The Company believes its ability to compete will depend upon many factors both within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, data availability, ease of use, pricing, reliability, customer service and support, sales and marketing efforts and product distribution channels. The Company believes that it currently competes favorably overall with respect to these factors.

         The Company faces direct competition from several publicly-traded and privately-held companies. The Company's principal competitors include: Aspen Graphics; Equis International, Inc. (Metastock), a subsidiary of Reuters PLC; Track Data Corporation (AIQ Trading Expert Pro); Window on Wall Street, Inc. (Day Trader); and Worden Brothers, Inc. (TeleChart 2000). Window on Wall Street announced more than a year ago that it would be releasing Day Trader Pro, an enhanced version of its Day Trader product that may permit a user who knows EASYLANGUAGE to develop personal trading systems using Day Trader Pro. As far as the Company is aware, this product has still not been released, but may be released in the near future. The Company also competes with investment analysis solutions available on the Internet, many of which are available for free, and believes that investment analysis software that is available on the Internet either for free or at modest prices will increase in sophistication over time. In addition, the Company faces competition from data vendors, all of which offer investment analysis software products of increasing sophistication and functionality, and brokerages, many of which offer or may soon offer investment analysis software products of increasing sophistication and functionality. Because investment software is not the principal business of these companies, they may have competitive pricing advantages over the Company by deciding, for example, to offer investment software at modest prices or for free to their customers or clients who utilize their core services. As a result, the Company must educate prospective customers as to the potential advantages of the Company's products, and continue to offer software solutions not offered by major data vendors or brokerages. There can be no assurance that the Company will be able to compete effectively with its competitors, adequately educate potential customers as to the benefits that the Company's products provide, or continue to offer such software solutions. Additionally, data vendors and brokerages are the Company's existing and potentially future strategic partners, and increased direct competition with them could adversely affect, or result in a decrease of the benefits to the Company from, those strategic relationships.

         Many of the Company's existing and potential competitors, which include large, established software companies that do not currently focus on the investment analysis software market, as well as large, national brokerages that are focusing more closely on investment analysis software, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than has the Company. One or more of these competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than may the Company. There can be no assurance that the Company's existing or potential competitors will not develop products comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements. Increased competition could result in price reductions, reduced margins or loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

INTELLECTUAL PROPERTY

         The Company's success is heavily dependent on its proprietary technology. The Company views its software as proprietary, and relies on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect its proprietary rights. The Company has no patents or patents pending, and has not to date registered any of its copyrights. The Company has obtained registrations in the United States and Canada for the trademarks TRADESTATION and OPTIONSTATION, and registrations in the United States for the trademark SUPERCHARTS, and is seeking registrations in the United States for the trademarks EASYLANGUAGE, POWEREDITOR, OMEGA RESEARCH, RADARSCREEN and PROSUITE. The Company uses a "click-wrap" license on its web site (for online orders), and in its products (for other types of sales), directed to users of its products in order to protect its copyrights and trade secrets and to prevent such users from commercially exploiting such copyrights and trade secrets for their own gain. Since these licenses are not signed by the licensees, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. The laws of Florida, which such licenses purport to make the governing law, are unclear on this subject.

         Despite the Company's efforts to protect its proprietary rights, unauthorized parties copy or otherwise obtain, use or exploit the Company's products or technology independently. Policing unauthorized use of the Company's products is difficult, and the Company is unable to determine the extent to which piracy of its software products exists. Piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet. Further, the Company's 2000I software is not protected from piracy by a hardware security block, as were the prior versions, which may increase the incidence of piracy of the Company's 2000I software as compared to the incidence of piracy of prior versions. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries, including some in which the Company may attempt to expand its sales efforts. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or products.

         There has been substantial litigation in the software industry involving intellectual property rights. The Company does not believe that it is infringing the intellectual property rights of others. There can be no assurance that infringement claims would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that the Company acquires or licenses a portion of the software or data included in its products from third parties or markets products licensed from others generally, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data. In the future, litigation may be necessary to establish, enforce and protect trade secrets, copyrights, trademarks and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, which could be expensive, or prevent the Company from selling its products or using its trademarks, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations.

EMPLOYEES

         As of December 31, 1998, the Company had 177 full-time equivalent employees consisting of 45 in product development (including software engineering, product management, documentation and quality assurance), 108 in sales and marketing (including sales, marketing, customer support and order fulfillment), and 24 in general administration (including executive management, finance, information technology services and administration). The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage and considers its relations with its employees to be good.

         The Company's future success depends, in significant part, upon the continued service of its key senior management, technical and sales and marketing personnel. The loss of the services of one or more of these key employees, including William R. Cruz or Ralph L. Cruz, the Company's Co-Chief Executive Officers, would have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its key personnel. Departures and additions of personnel, to the extent disruptive, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES.

         The Company's corporate headquarters are located in Miami, Florida, in a leased facility consisting of approximately 17,300 square feet of office space occupied under a lease which commenced in February 1997 and which expires in August 2002. The Company recently entered into a sublease and lease amendment with respect to its corporate headquarters which, taken together, have the effect of significantly expanding these facilities as of July 1, 1999 from approximately 17,300 square feet to approximately 51,000 square feet. The Company also leases approximately 1,100 square feet of space in Boca Raton, Florida from which the Company conducts certain ancillary operations. Such lease expires in June 1999, and the Company has a one-year renewal option. The Company also leases warehouse space consisting of approximately 4,800 square feet, which is used for fulfillment of orders. The warehouse lease expires in May 1999. The Company's corporate headquarters contain all of the Company's facilities except for fulfillment and ancillary operations. The Company believes that its existing facilities (as such facilities will be expanded as of July 1, 1999) are adequate to support its existing operations and that, if needed, it will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         On January 28, 1998, a class action lawsuit, captioned RICHARD M. RHODES V. WILLIAM R. CRUZ; RALPH L. CRUZ; OMEGA RESEARCH, INC.; BANCAMERICA ROBERTSON STEPHENS; LEHMAN BROTHERS; AND HAMBRECHT & QUIST (Case No. 98-0174-CIV-Lenard), was filed in the United States District Court for the Southern District of Florida. The suit alleged that the defendants violated Sections 11 and 12 of the Securities Act of 1933 (the "Securities Act") by allegedly making misrepresentations and omissions of material facts in connection with the initial public offering of the Company's Common Stock and in connection with the Company's financial condition. The alleged misrepresentations and omissions concerned, among other things, the receipt of proceeds of the initial public offering by William R. Cruz and Ralph L. Cruz and the Company's TRADESTATION sales. The suit also alleged that William R. Cruz and Ralph L. Cruz violated Section 15 of the Securities Act based on the same alleged conduct as described above.

         On March 1, 1999, the court dismissed all of the claims in the suit, most with prejudice. The plaintiffs were granted the right to replead, within ten days following the date of the order, the claims that were dismissed without prejudice. To the Company's knowledge, the plaintiffs did not replead those claims. The Company intends to oppose vigorously any further claims, or any appeals, which are brought by the plaintiffs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK INFORMATION

         The Company's Common Stock, par value $.01 per share, is quoted under the symbol "OMGA" on The Nasdaq Stock Market (Nasdaq National Market).

         The Company completed an initial public offering pursuant to a Registration Statement that was declared effective on September 30, 1997 at an offering price of $11.00 per share. Prior to the initial public offering, the Company's Common Stock was not listed or traded on any organized market system. The high and low closing sales prices based on actual transactions for the Company's Common Stock on The Nasdaq Stock Market during each of the quarters presented are as follows:

                                                            High               Low
                                                            ----               ---
                                                              Closing Sales Price
                                                            ------------------------
                 1997:
                      Fourth Quarter......................  11 1/2             4 7/8

                 1998:
                      First Quarter.......................   5 3/8             2 3/4
                      Second Quarter......................   6                 3 5/8
                      Third Quarter.......................   4 5/8             2 1/8
                      Fourth Quarter......................   3                 1 3/16

                 1999:
                      First Quarter.......................  14 5/16            2 15/16
                      (through March 17)

         As of March 17, 1999, there were 32 holders of record of the Common Stock, and, based upon information previously provided to the Company by depositories and brokers, the Company believes it has in excess of 3,700 beneficial owners.

DIVIDEND POLICY

         The Company currently intends to retain future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate. The Company did not distribute any dividends during the year ended December 31, 1998. During 1997 and 1996, the Company distributed cash dividends in the aggregate amount of $16.5 million (including the Dividend described in the following paragraph which was paid immediately prior to the consummation of the Company's initial public offering) and $5.2 million, respectively, to the then current shareholders of the Company. Additionally, during the second quarter of 1997, the Company declared a dividend to the then current shareholders of the Company, William R. Cruz and Ralph

L. Cruz, of the Company's former office facilities located at 9200 Sunset Drive, Miami, Florida 33173. The carrying value of the facility on the Company's books was approximately $507,000.

          Of the total amount of dividends paid in 1997, the Company's Board of Directors declared and paid a dividend of $15.4 million to the Company's then existing shareholders (the "Dividend") immediately prior to the consummation of the Company's initial public offering. The Dividend was equal to the Company's estimate at that time of its cumulative taxable income prior to its conversion to a C corporation to the extent such taxable income had not been previously distributed. Subsequent to the payment of the Dividend, the Company preliminarily determined that the actual cumulative taxable income would be less than was originally estimated. Accordingly, in the fourth quarter of 1997, the recipients of the Dividend repaid $800,000, plus interest, to the Company. During the third quarter of 1998, upon finalization of the Company's 1997 tax returns and final determination of S corporation earnings at the date of the conversion to a C corporation, the recipients of the Dividend repaid an additional $135,000, plus interest, to the Company, reducing the Dividend to $14.5 million. See Note 4 of Notes to Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

         During the fourth quarter of 1998, the Company granted to 165 employees options to purchase an aggregate of 1,060,371 shares of Common Stock pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan (the "Incentive Plan"). During the fourth quarter of 1998, the Board of Directors increased, subject to shareholder approval, the authorized number of shares under the Incentive Plan from 3,000,000 to 4,500,000. In connection with this increase, and included in the total options granted during the fourth quarter of 1998, were 365,000 options granted to officers and certain other senior management personnel of the Company that are subject to shareholder approval of the aforementioned increase of authorized shares being obtained within one year following such Board action.

         All such options vest ratably over a five-year period and are exercisable at prices ranging from $1.59 to $1.66 per share, which was the fair market value of the Company's Common Stock on the respective dates on which the options were granted. The options expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

         All the foregoing options were granted by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

         Other than as described above, the Company did not issue or sell any unregistered securities during the fourth quarter of 1998.

USE OF PROCEEDS

         The Company's initial public offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-32077) which was declared effective by the Securities and Exchange Commission on September 30, 1997. For a description of the use of proceeds of the Company's initial public offering, see the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

ITEM 6.   SELECTED FINANCIAL DATA.

         The following selected financial data are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Financial Statements and Notes thereto included elsewhere in this report. The Statement of Income Data presented below for each of the years in the three-year period ended December 31, 1998 and the Balance Sheet Data as of December 31, 1998 and 1997 have been derived from the Company's Financial Statements included on pages F-1 through F-18 of this report, which have been audited by Arthur Andersen LLP. The Statement of Income Data presented below for the years ended December 31, 1995 and 1994 and the Balance Sheet Data as of December 31, 1996, 1995 and 1994 have been derived from audited financial statements not included herein.

                                                                   YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------------
                                                      1998       1997        1996       1995       1994
                                                    --------   --------    --------   --------   --------
                                                            (In thousands, except per share data)
STATEMENT OF INCOME DATA:
Net revenues:
   Licensing fees ...............................   $ 22,006   $ 24,365    $ 13,943   $  7,913   $  7,853
   Other revenues ...............................      6,211      4,861       3,877      1,502        707
                                                    --------   --------    --------   --------   --------
        Total net revenues ......................     28,217     29,226      17,820      9,415      8,560
                                                    --------   --------    --------   --------   --------
Operating expenses:
    Cost of licensing fees ......................      1,798      1,849       1,717        876        831
    Product development .........................      3,318      1,890       1,041        652        492
    Sales and marketing .........................     14,382     11,272       5,618      3,561      2,712
    General and administrative ..................      6,135      5,421       2,422      1,038        798
                                                    --------   --------    --------   --------   --------
        Total operating expenses ................     25,633     20,432      10,798      6,127      4,833
                                                    --------   --------    --------   --------   --------
   Income from operations .......................      2,584      8,794       7,022      3,288      3,727
Other income, net ...............................        424        146          60         24         18
                                                    --------   --------    --------   --------   --------
    Income before income taxes ..................      3,008      8,940       7,082      3,312      3,745

Income tax  provision (benefit) .................      1,052       (934)       --         --         --
                                                    --------   --------    --------   --------   --------
   Income before pro forma income tax adjustments      1,956      9,874       7,082      3,312      3,745

Pro forma income taxes (1) ......................       --        3,256       2,797      1,308      1,479
Non-recurring tax credit (2) ....................       --        1,167        --         --         --
                                                    --------   --------    --------   --------   --------

Pro forma net income (1)(2) .....................   $  1,956   $  5,451    $  4,285   $  2,004   $  2,266
                                                    ========   ========    ========   ========   ========

Pro forma earnings per share: (1)(2)
   Basic ........................................   $   0.09   $   0.27    $   0.22   $   0.10   $   0.12
   Diluted ......................................   $   0.09   $   0.26    $   0.21   $   0.10   $   0.11
Weighted average shares outstanding:
   Basic ........................................     22,256     20,172      19,480     19,480     19,480
   Diluted ......................................     22,758     20,885      20,541     20,541     20,541

                                                DECEMBER 31,
                              -----------------------------------------------
                                1998      1997      1996      1995      1994
                              -------    ------   -------   -------   -------
                                               (In thousands)
BALANCE SHEET DATA:
Cash and cash equivalents..   $ 7,437   $12,324   $   142   $   311   $   129
Marketable securities .....     5,737     1,015      --        --        --
Working capital ...........    25,635    24,170     3,629     1,997       936
Total assets ..............    29,642    27,470     5,803     3,288     2,197
Shareholders' equity ......    27,492    25,233     4,835     2,970     1,811

------------
(1) The Company was treated as an S corporation for federal and state income tax purposes prior to September 30, 1997. Pro forma income taxes have been provided as if the Company had been a C corporation for all periods prior to September 30, 1997.

(2) Upon terminating its S corporation election, the Company was required to record a non-recurring credit. See Note 7 of Notes to Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND THE FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS CONTAINED HEREIN.

OVERVIEW

         Omega Research, founded in 1982, is a leading provider of real-time investment analysis software to individual investors. In addition, the Company's principal product, TRADESTATION, was introduced to institutional investors by Bridge Telerate in January 1996.

         The Company's revenues are derived principally from two sources: (i) licensing fees for use of the Company's software products, and (ii) other revenues consisting primarily of royalties, fees and commissions paid to the Company in accordance with its agreements with third-party data vendors and other third parties. Licensing fees are recognized upon product shipment in accordance with Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. See Note 1 of Notes to Financial Statements. While the Company has no obligation to perform future services subsequent to shipment, the Company voluntarily provides telephone, electronic mail and fax customer support to purchasers of its products. The Company currently does not charge a fee for the use of customer support. The costs associated with these services are insignificant in relation to product value.

         On February 22, 1999, the Company officially released its next generation of premium software products, branded "2000I," which includes upgrade versions of its existing products and new products. Accordingly, as of February 22, 1999, the Company's software product line consists of TRADESTATION 2000I, RADARSCREEN 2000I, OPTIONSTATION 2000I, OMEGA RESEARCH PROSUITE 2000I and SUPERCHARTS 4 (SUPERCHARTS 2000I is expected to be released later in 1999). Prior to February 22, 1999, the Company marketed three principal software products: TRADESTATION (version 4), OPTIONSTATION (version 1.2) and SUPERCHARTS (version 4). See "Business - Overview and Recent Developments" and "Business - Products."

         The Company also launched in the first quarter of 1999 HISTORYBANK.COM, an end-of-day financial market data service consisting of two components:
HISTORYBANK.COM FINANCIAL

DATABASE, a database on CD-ROM that contains more than 30 years of financial market price and volume data that is included with TRADESTATION 2000I, RADARSCREEN 2000I, OPTIONSTATION 2000I and OMEGA RESEARCH PROSUITE 2000I; and HISTORYBANK.COM DAILY UPDATE SERVICE, an Internet data service that offers daily updates of such data after the close of the markets. Currently, HISTORYBANK.COM is being provided to customers free of charge and it is not anticipated that the Company will begin charging for this service until later in 1999, when it is anticipated that this service will be offered on a monthly subscription basis to the Company's 2000I software customers. See "Business - Overview and Recent Developments" and "Business - Products."

         Substantially all of the Company's licensing fees have been derived from the licensing of software products to individual investors. The Company's investment analysis software products are sold primarily by the Company's telesales force. To date, a majority of the licensing fees have been generated through sales of TRADESTATION. For sales of most of the Company's products, customers typically provide the Company with a credit card number and are billed for their purchases automatically and on a monthly basis over the course of 12 months. During 1999, the Company began offering a 16-month payment term for OMEGA RESEARCH PROSUITE 2000I sales.

         The majority of the Company's other revenues for the year ended December 31, 1998 were derived from royalties associated with a licensing agreement with Bridge Telerate relating to TRADESTATION. Under an existing agreement with Bridge Telerate, Bridge Telerate has the right to offer TRADESTATION to its customers on a subscription basis. Bridge Telerate pays a per unit royalty to the Company, subject to a minimum annual royalty commitment. The majority of the remaining other revenues is comprised of fees and commissions paid to the Company pursuant to cross-marketing agreements with data service vendors and other third parties and revenues generated from OMEGAWORLD, the Company's annual conference for users of Omega Research products. The Company's offering of HISTORYBANK.COM is expected to result in reduced commission revenue from end-of-day data providers, and it is difficult to predict when, if at all, or to what extent, HISTORYBANK.COM revenues will offset such reductions. Other revenues are recognized as earned in accordance with the terms of the applicable contract and, with respect to OMEGAWORLD, at the time the conference is conducted.

         The Company provides customers with a 30-day right of return and, as a result, records a provision for estimated returns at the time of sale. Depending on the circumstances, the Company often allows customers to return products after the 30-day period. The reserve for returns and the provision for bad debts, in accordance with generally accepted accounting principles, are estimated based on historical experience and other relevant factors and there is no certainty that future returns or bad debts will not exceed established estimates. As a result of recently expanded marketing and sales efforts, including television advertising and free audiotape or book offers, the Company has reached a broader audience that includes more individuals who are not necessarily suited to use the Company's products. Consequently, the Company's rate of returns and provision for bad debts have increased over the last two years. There can be no assurance that this trend will not continue, particularly in light of the Company's recent decision to offer a 16-month payment term for its most expensive product.

         Approximately 7.9% of the Company's revenues for the year ended December 31, 1998 were derived from customers outside of the United States and Canada. The Company markets its products outside the United States and Canada primarily through independent resellers and, to a lesser extent, through its U.S. based telesales force in response to inbound inquiries from international customers. The Company intends to focus increased resources on international sales efforts and therefore believes that international revenues will increase as a percentage of total revenues in the future. See "Business - Sales and Marketing."

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COST OF CAPITALIZED SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized on the straight-line basis over a one-year period, the period of benefit of the related products. There were no capitalized software development costs as of December 31, 1998 or 1997. Capitalized software development costs, net of amortization, were $71,000 at December 31, 1996. In the future, the Company believes that the time between the technological feasibility of the Company's products and the general release of such software will be insignificant, and, as a result, software development costs qualifying for capitalization are expected to be immaterial.

         In 1988, the Company elected to be taxed under Subchapter S of the Internal Revenue Code of 1986, as amended (the "Code"), and, as a result, the Company's earnings prior to September 30, 1997 (the effective date of the Company's initial public offering) were taxed at the federal level directly to the Company's shareholders (the State of Florida does not have a personal income tax). Effective September 30, 1997, the Company terminated its S corporation election and became subject to corporate-level federal and state income taxes. As a result of terminating this election, the Company was required to record a non-recurring credit (the "SFAS No. 109 Credit"). The SFAS No. 109 Credit represents the recognition of net deferred tax assets arising from the book and tax basis differences that arise primarily as a result of accounts receivable reserves. The SFAS No. 109 Credit, net of a $1.8 million provision for income taxes payable, was approximately $1.2 million as of September 30, 1997, the date the S corporation election was terminated. See "Income Taxes" below.

         The pro forma income tax adjustments for the years ended December 31, 1997 and 1996 in the Company's historical financial statements reflect the federal and state income taxes which would have been recorded if the Company had been treated as a C corporation during the periods presented. The Company has calculated these amounts based upon an estimated combined effective tax rate of 39.5% for the periods prior to September 30, 1997. In addition, the non-recurring net tax credit of $1.2 million has been excluded from pro forma net income.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the Company's statement of income reflected as a percentage of total revenues and as a percentage of licensing fees:

                                                  YEAR ENDED DECEMBER 31,
                                             -------------------------------
                                             1998         1997          1996
                                             -----        ----          ----
AS A PERCENTAGE OF TOTAL REVENUES:

Net Revenues:
     Licensing fees......................     78.0%        83.4%        78.2%
     Other net revenues..................     22.0         16.6         21.8
                                             -----         ----         ----
           Total revenues................    100.0        100.0        100.0
                                             -----         ----         ----
Operating expenses:
     Cost of licensing fees..............      6.4%         6.3%         9.6%
     Product development.................     11.7          6.5          5.9
     Sales and marketing.................     51.0         38.6         31.5
     General and administrative..........     21.7         18.5         13.6
                                             -----         ----         ----
           Total operating expenses......     90.8         69.9         60.6
                                             -----         ----         ----
Income from operations...................      9.2%        30.1%        39.4%
                                             =====         ====         ====
AS A PERCENTAGE OF LICENSING FEES:
Operating expenses:
     Cost of licensing fees..............      8.2%        7.6%         12.3%
     Product development.................     15.1         7.8           7.5
     Sales and marketing.................     65.3        46.3          40.2
     General and administrative..........     27.9        22.2          17.4
                                             -----        ----          ----
           Total operating expenses......    116.5%       83.9%         77.4%
                                             =====        ====          ====

YEARS ENDED DECEMBER 31, 1998 AND 1997

NET REVENUES

         TOTAL NET REVENUES. The Company's total net revenues were $28.2 million in 1998 compared to $29.2 million in 1997.

         LICENSING FEES. Licensing fees were $22.0 million in 1998 as compared to $24.4 million in 1997, primarily due to a decrease in net sales of all of the Company's principal products. The Company believes that licensing fees in 1998 were impacted by slower than anticipated demand for its products, which was first experienced during the fourth quarter of 1997. Management believes that the slower demand was due in part to customer delays in decision making in anticipation of the release of the Company's 2000I software products, which were released on February 22, 1999. No assurances can be given that the marketplace will accept the 2000I software products.

         OTHER REVENUES. Other revenues increased 28% from $4.9 million in 1997 to $6.2 million in 1998, primarily due to an increase in minimum royalties under the Company's license agreement with Bridge Telerate, and, to a lesser extent, revenues generated from OMEGAWORLD, the Company's annual conference for users of Omega Research products.

OPERATING EXPENSES

         COST OF LICENSING FEES. Cost of licensing fees consists primarily of product media, packaging and storage and inventory costs. Cost of licensing fees was approximately $1.8 million in both 1998 and 1997. Cost of licensing fees as a percentage of licensing fees increased slightly in 1998, primarily due to a one-time payment made to a third party in conjunction with the development of certain technology for the Company.

         PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of new products, enhancements to existing products, testing of products and the creation of documentation, and consist primarily of salaries, other personnel costs and depreciation of computer and related equipment. Product development expenses increased from $1.9 million in 1997 to $3.3 million in 1998 primarily due to an increase in the number of individuals employed in product development. Product development expenses as a percentage of licensing fees increased from 8% in 1997 to 15% in 1998, primarily due to increased personnel and related expenses as well as decreased licensing fees. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company seeks to develop new products and enhance existing products.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products to investors, sales commissions, salaries for the customer support center and marketing personnel, other personnel costs, web site design and administration costs, and shipping expenses. Sales and marketing expenses were $14.4 million in 1998 compared to $11.3 million in 1997, primarily due to increased marketing and sales personnel, increased advertising (including print advertising, the use of sales seminars, television advertising and direct mailers), increased shipping costs and costs related to OMEGAWORLD, offset by decreased communications expenses. Sales and marketing expenses as a percentage of licensing fees increased from 46% in 1997 to 65% in 1998 as a result of the increased marketing expenses discussed above and decreased licensing fees. The Company expects the level of sales and marketing expenses, including advertising and promotional costs, to depend on the level of sales. Sales and marketing expenses are expected to increase as the Company promotes the benefits of upgrading to the 2000I software products to its customer base and when such software begins to gain acceptance in the marketplace. However, no certainty can be given as to when or if such acceptance will be gained.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, finance and information systems employees, as well as professional fees, rent and other facilities expense, and provision for bad debt. General and administrative expenses were $6.1 million in 1998 compared to $5.4 million in 1997 primarily as a result of increased professional fees related to the defense of the class action lawsuit brought against the Company in 1998, costs of being a public company and expenses related to the implementation and lease of a new telephone system, partially offset by a decrease in bad debt expense. General and administrative expenses as a percentage of licensing fees increased from 22% in 1997 to 28% in 1998 primarily as a result of the increase in those expenses and decrease in net licensing fees. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of provision required for bad debt, the level of hiring of additional personnel to support the expected growth of the Company, and the extent, if any, to which the Company enters new markets or related businesses.

OTHER INCOME, NET

         Other income, net consists primarily of investment income from cash and cash equivalents. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net increased from $146,000 in 1997 to $424,000 in 1998, primarily due to income earned on the proceeds from the Company's initial public offering.

YEARS ENDED DECEMBER 31, 1997 AND 1996

   NET REVENUES

         TOTAL NET REVENUES. The Company's total net revenues were $29.2 million in 1997 as compared to $17.8 million in 1996.

         LICENSING FEES. Licensing fees were $24.4 million in 1997 as compared to $13.9 million in 1996, primarily due to an increase in TRADESTATION sales and, to a lesser extent, the introduction of OPTIONSTATION in September 1996. The Company believes that the increased TRADESTATION sale were due to new marketing efforts, an emphasis on providing customers with the ability to pay for products monthly over a 12-month period and growth in the Company's sales and marketing organization. The Company increased its reserves for returns during 1997 to provide for the impact that its new marketing efforts have had and are expected to continue to have on returns.

         OTHER REVENUES. Other revenues increased 25% from $3.9 million in 1996 to $4.9 million in 1997, primarily due to an increase in minimum royalties under the Company's license agreement with Bridge Telerate and, to a lesser extent, increased cross-marketing commissions from data vendors that resulted from an increase in licensing fees.

   OPERATING EXPENSES

         COST OF LICENSING FEES. Cost of licensing fees were $1.8 million in 1997 as compared to $1.7 million in 1996. Cost of licensing fees as a percentage of licensing fees improved from 12% in 1996 to 8% in 1997, primarily due to increased unit sales of higher-priced products as a percentage of total unit sales.

         PRODUCT DEVELOPMENT. Product development expenses increased from $1.0 million in 1996 to $1.9 million in 1997, primarily due to an increase in the number of individuals employed in product development. Product development expenses as a percentage of licensing fees did not change significantly in 1997 as compared to 1996.

         SALES AND MARKETING. Sales and marketing expenses were $11.3 million in 1997 as compared to $5.6 million in 1996, primarily due to increases in advertising (including print advertising, the use of sales seminars, television advertising and direct mailers), commissions, personnel costs for the customer support center, telephone expenses and shipping costs. Sales and marketing expenses as a percentage of licensing fees increased from 40% in 1996 to 46% in 1997.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $5.4 million in 1997 as compared to $2.4 million in 1996, primarily due to increases in the provision for bad debts associated with increased revenues and reaching a broader audience of customers, increases in personnel, professional fees and other related expenses required to manage the growth of the Company, and rent related to the Company's new corporate headquarters. General and administrative expenses as a percentage of licensing fees increased from 17% in 1996 to 22% in 1997.

   OTHER INCOME, NET

         Other income, net increased from $60,000 in 1996 to $146,000 in 1997, primarily due to increased income earned on the proceeds from the Company's initial public offering.

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

         Upon adoption of SFAS No. 109 during the third quarter of 1997, the Company recorded a benefit for income taxes which reflects the SFAS No. 109 Credit, a non-recurring deferred income tax credit of approximately $3.0 million partially offset by a $1.8 million provision for income taxes payable. The SFAS No. 109 Credit recognized net deferred tax assets arising from book and tax basis differences that arose primarily as a result of accounts receivable reserves. The $1.8 million in income taxes payable relate to federal and state income taxes owed by the Company as a result of an approximate $4.6 million in S corporation taxable earnings which were recognized by the Company for tax purposes in the fourth quarter of 1997 and the year ended December 31, 1998.

         The pro forma income tax adjustments for the years ended December 31, 1997 and 1996 in the Company's historical financial statements reflect the federal and state income taxes which would have been recorded if the Company had been treated as a C corporation during the periods presented. The Company has calculated these amounts based upon an estimated combined effective tax rate of 39.5% for 1996 and the first nine months of 1997. The effective tax rates for year ended December 31, 1998 and for the fourth quarter of 1997 were 35.0% and 33.4%, respectively, and are below the 38.6% statutory rate as a result of the impact of tax-free investment income.

VARIABILITY OF RESULTS

         The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. The Company's quarterly revenues and operating results have varied in the past and are likely to vary from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Common Stock. As budgeted expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management's expectations, then results of operations are likely to be adversely affected because a relatively small amount of the Company's expenses varies with its revenues in the short term. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of releases of new products and/or enhancements, increased competition, variations in the mix of sales, and announcements of new products and/or enhancements by the Company or its competitors and other factors. Such fluctuations may result in volatility in the price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements; Business Risks."

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had cash and cash equivalents of approximately $7.4 million, investments in short term marketable securities of $5.7 million, and working capital of approximately $25.6 million. Marketable securities consist of investment grade municipal bonds maturing, on average, within a year.

         Cash provided by operating activities totaled $1.0 million, $3.3 million and $5.6 million in 1998, 1997 and 1996, respectively. The decrease in net cash provided by operations in 1998 was primarily attributable to lower net income and $3.1 million in payments for income taxes that were made during 1998. The Company began paying taxes in the fourth quarter of 1997 and, in addition, paid during 1998 $900,000 of the $1.8 million tax liability recognized in September 1997. The decrease in net cash provided by operations in 1997 was primarily attributable to an increase in the growth of accounts receivable balances during 1997, and the payment of $900,000 of the $1.8 million tax liability recognized in September 1997.

         The Company's investing activities used cash of $6.1 million, $2.0 million and $541,000 in 1998, 1997 and 1996, respectively. The principal use of cash in investing activities in 1998 and 1997 was for investments in marketable securities, net of marketable securities that matured. The balance of such investing activities during 1998, 1997 and 1996 was primarily for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations. During 1997, investing activities also used cash as a result of purchases of furniture and fixtures and leasehold improvements related to the Company's move to a new corporate headquarters in February 1997.

         The Company's financing activities provided cash of $190,000 in 1998. The majority ($135,000) of the cash provided during 1998 related to the repayment of the excess portion of the Dividend distributed on September 30, 1997. On September 30, 1997, the Company terminated its S corporation status for income tax purposes, and as a result became subject to federal and state income taxes on its earnings. In conjunction with the Company becoming a C corporation, the Company declared and paid the Dividend to its then-current shareholders as an estimate, at that time, of its cumulative taxable income prior to its conversion to a C corporation to the extent such taxable income had not been previously distributed. Subsequent to the payment of the Dividend, the

Company preliminarily determined that the actual cumulative taxable income would be less than was originally estimated. Accordingly, in the fourth quarter of 1997, the recipients of the Dividend repaid $800,000, plus interest, to the Company. During the third quarter of 1998, upon finalization of the Company's 1997 tax returns and final determination of S corporation earnings at the date of conversion to a C corporation, the recipients of the Dividend repaid an additional $135,000, plus interest, to the Company. See "Market for Registrant's Common Equity and Related Stockholder Matters - Dividend Policy."

         The balance of the cash provided during 1998 related to the issuance of common stock from the Company's 1997 Employee Stock Purchase Plan and the exercise of stock options under the Company's Incentive Plan. Cash provided during 1997 of $10.9 million was primarily attributable to $27.4 million of net proceeds from the Company's initial public offering completed during the fourth quarter of 1997, offset by cash distributions totaling $16.5 million (net of the 1997 repayment discussed above) to the Company's S corporation shareholders prior to the Company's initial public offering. A portion of the distributions were financed with a $15 million short-term bank loan which was repaid with the proceeds of the initial public offering. Cash used for financing activities of $5.2 million during 1996 was primarily for distributions to the Company's shareholders.

         The Company recently entered into a sublease and lease amendment for additional space at its corporate headquarters which commences July 1, 1999 and is co-terminous with the Company's existing lease. Monthly lease payments for the expansion space for July 1, 1999 through April 30, 2000 are approximately $26,000 and are approximately $58,000 for the final 2 1/4 years. Additionally, during the fourth quarter of 1998, in connection with the installation of a new telephone system, the Company entered into a 4-year operating lease.

         Assuming there is no significant change in the Company's business, the Company believes that existing cash and liquid asset balances and cash flow from operations will be sufficient to meet its normal working capital and capital expenditure requirements for at least the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

    NEW ACCOUNTING PRONOUNCEMENTS

         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-1 prospectively effective January 1, 1999. Management does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

         In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

         SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. The Company adopted SFAS No. 130 as of January 1, 1998 and such adoption did not have an impact on the disclosures herein, as comprehensive income is equal to net income for all periods presented.

         SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, but retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. The Company adopted SFAS No. 131 effective December 31, 1998. Management evaluates and operates the business of the Company as a single segment. As a result, no additional disclosure was required.

YEAR 2000 COMPLIANCE

         The Company recently implemented a new customer integrated support and general ledger system and a new telephone system, each of which, according to the respective vendors, complies with all known Year 2000 requirements. Although the Company has not undertaken further evaluation of Year 2000 compliance issues with respect to its vendors, and does not intend to, the Company does not believe that it will encounter significant difficulties with respect to Year 2000 compliance issues that its vendors may experience because the products and services that the Company obtains from its vendors are generally not Year 2000 date sensitive, other than telecommunications services. Nevertheless, to the extent the Company's vendors experience Year 2000 difficulties with their internal billing and shipping systems or otherwise, the Company may face delays in obtaining certain products and services. In the event that the Company's telecommunications services are materially disrupted as a result of Year 2000 difficulties (which would be applicable to businesses using telecommunications services generally), material adverse effects to the Company's financial condition and results of operations would likely be suffered. Other than general Year 2000 compliance failures relating to telecommunications services, which the Company has no reason to believe will occur and are, in any event, not within the Company's control, the Company does not expect that its vendors' Year 2000 difficulties, to the extent they exist, will have a significant effect on the Company's business or operations. Accordingly, the Company has not developed, and has no current plans to develop, any contingency plans relating to its vendors' potential Year 2000 difficulties. See "Business - Product Development and Year 2000 Compliance" for a discussion of Year 2000 implications with respect to the Company's products.

FORWARD-LOOKING STATEMENTS; BUSINESS RISKS

         This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "may," "prospect," "should," "looking forward" and similar expressions as they relate to the Company or its management are intended to identify the forward-looking statements. These statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced. Factors that may cause or contribute to such differences and impact future events, and business risks of and for the Company generally, include, but are not limited to, the items described below, as well as in other sections of this report and other of the Company's public filings, and in the Company's press releases, any of which could have a material adverse effect on the results of operations, financial condition and prospects of the Company:

/bullet/ Product Upgrades and New Products; Customer Acceptance; Risk of Product
         Defects. The Company, in February 1999, introduced its 2000I line of software products, which includes both upgrade versions of its existing principal products (other than SUPERCHARTS) and new products. If customer acceptance of such product upgrades and/or new products does not meet the Company's expectations (due to technical difficulties or errors in the products, increased hardware or software requirements to use the products, unfavorable critical reviews, or other reasons), its financial condition, results of operations and prospects for growth would be materially adversely affected. Similarly, should competing products enter the marketplace before or near to the time the Company's product upgrades and/or new products have gained customer acceptance, or should the Company fail to market effectively its product upgrades and/or new products, or should the Company hereafter be unable to develop and introduce timely and successfully additional new products and further upgrades, the Company's business and prospects could be materially adversely affected.

         The Company's 2000I software is not compatible with the Microsoft Windows 3.1 operating system and will require Windows 95, Windows 98, Windows NT 4.0 or later versions of Windows. A decision by current users of the Windows 3.1 operating system not to upgrade to a newer version of the Windows operating system would adversely affect demand for the Company's products. In addition, the 2000I software has higher minimum and recommended hardware requirements than do the 16-bit versions of the Company's products (i.e., the pre-2000I versions). To the extent existing users of the Company's 16-bit products decide not to upgrade their hardware, and to the extent that prospective customers do not own the appropriate hardware and are unwilling to acquire it, such users and prospective customers will not upgrade to, or purchase, any of the Company's 2000I software, which could have a material adverse effect on the Company's revenues. Additionally, although the Company has no reason at this time to believe the following would occur, a failure by the Company to deliver appropriate Year 2000 solutions to its customers or its licensees (including Bridge Telerate and FutureSource) who need them in a timely manner would have a material adverse effect on the Company's financial condition, results of operations and prospects. See "POTENTIAL LIABILITY TO CUSTOMERS," "Business - Product Development and Year 2000 Compliance" and "Business
         - Strategic Relationships - BRIDGE TELERATE AGREEMENT."

         All software contains errors, particularly new, highly-complex, innovative software products. The Company's 2000I software has been, from a technical development perspective, virtually re-architected (as compared to the pre-2000I, 16-bit versions of the Company's software). Such re-architecture includes a new server, called GlobalServer, on which each of the 2000I software applications run. The source code for GlobalServer is completely new, i.e., it contains no lines of source code from the prior server software. Additionally, the 2000I software's migration to 32-bit architecture and Microsoft Component Object Model
         (COM) technology, which is a fairly recent software technology, and the addition of numerous new features and functions, have resulted in substantial re-architecture of all of the 2000I software applications as well. As a result of the re-architecture, it has been, and, as to work not yet finished, will be, necessary for the Company and each of the data vendors with which the Company's 2000I line is or is to be compatible to redevelop such compatibility. Additionally, some of those datafeeds are new (as in recently-developed), not new, but not previously compatible with any of the Company's software, or, even if compatible with the Company's prior software versions, substantially modified.

         Due to the re-architecture of the Company's principal products, including, but not limited to, the new GlobalServer, the migration to 32-bit architecture, the incorporation of COM technology and Internet connectivity, and the addition of numerous features and functions, there is a substantial risk of technical errors in the 2000I software. From this perspective, all of the 2000I software should be viewed as new products, and not upgrades, subject to the risks of technical errors inherent to new, highly-complex, innovative software generally, as well as subject to being affected by the risk of technical errors or difficulties in new or recent technologies, such as COM, therein incorporated. Further, the requirement of essentially new development of compatibility with all datafeeds heightens the risk of material technical errors that relate to the interface of the 2000I software with one, some or all of such datafeeds. Technical errors or difficulties in the datafeeds themselves (many of which are newly-developed or recently modified), or in relevant compatibility work performed by developers employed by the data vendors, over which the Company has little control, heightens even further these risks. Further still, the Company has had no prior experience developing technical compatibility with Internet datafeeds, or developing "Internet-centric" products generally, which further heighten the risks of material technical problems or difficulties that may be experienced by users. In particular, a potentially important feature of the 2000I software, in addition to the capability to access and display Internet-delivered data, is to access online brokerages and financial information through the Internet. Many of the same risks described above with respect to developing datafeed interfaces apply to development of these interfaces as well.

         The Company's release and implementation of its HISTORYBANK.COM historical and daily update financial data service will require users of the Company's 2000I software who use data on an end-of-day (as opposed to real-time) basis to use the Company's end-of-day data service in order to benefit optimally from use of the 2000I software and the historical data included with the 2000I software. HISTORYBANK.COM, while operational, is still under construction. Some technical difficulties and errors currently exist in HISTORYBANK.COM that need to be corrected, and to the extent those or other technical difficulties exist or arise in the content, presentation of content, or delivery of HISTORYBANK.COM financial market data, or delays occur in the full implementation of HISTORYBANK.COM (as it is not yet fully implemented), or there is a failure of customer acceptance of HISTORYBANK.COM for those or other reasons, the Company's sales of its 2000I software could be materially adversely affected, including, but not limited to, potentially material increases in returns. Additionally, the Company has virtually no experience operating any type of data service, and no experience whatever operating a monthly-subscription, fee-based data service, and the success of HISTORYBANK.COM (and the prospects of adverse results with respect to software sales if HISTORYBANK.COM proves to be problematic or undesirable in any material way) are therefore subject to all risks inherent in engaging in a new business or business segment, including the risks that the Company may be unable to successfully acquire and retain the appropriate personnel, administrative infrastructure and know-how, and the risk of aggressive reactions or responses from end-of-day data providers who will have become direct competitors. See "Business - Products" and "Business - Competition."

         Accordingly, there is a substantial risk that conditions, events or difficulties relating to the Company's product upgrades and new products, including technical errors or difficulties, of one or more of the types described above, if one or more occur, will materially and adversely affect customer acceptance of the product upgrades and/or new products, or otherwise negatively impact sales thereof, resulting in a material adverse effect upon the Company's financial condition, results of operations and prospects.

/bullet/ Potential Fluctuations in Quarterly Operating Results. The Company's quarterly revenues and operating results have fluctuated significantly in the past, including the fourth quarter of 1997 (when compared to the other quarters of that year) and during 1998 (when compared to 1997), and will likely fluctuate in the future. These fluctuations may be expected to be even greater during 1999, and possibly thereafter, due to the unpredictability of the volume and timing of upgrade orders, and of customer acceptance generally, of the Company's 2000I software. Causes of such significant fluctuations may include, but are not limited to, the following factors: significantly uneven volume of upgrade orders over the next several quarters; deferral of revenue relating to upgrade commitments; significantly uneven new product orders over the next several quarters, as a result of the rate of customer acceptance of the Company's 2000I software, particularly RADARSCREEN (a brand new product) and OMEGA RESEARCH PROSUITE (a new product at a materially higher price point than prior Company offerings), or for other reasons; the ability of the Company to ship orders for new products and upgrades on a timely basis; the timeliness and success of the release of SUPERCHARTS 2000I expected later in 1999; the number, timing and significance of additional new product introductions by the Company and its competitors; the level of product and price competition; changes in the Company's sales incentive or marketing strategies (which have undergone significant change in the last six months and are expected to continue to evolve); the extent to which Company products are paid for over periods exceeding twelve months; the extent, if any, to which the Company begins to offer its products on a periodic subscription or "leased" basis (as opposed to a "one-time-sale" basis); the extent, if any, to which the Company's business shifts towards institutional sales, and the timing thereof; changes in demand for the Company's products; changes in operating expenses; attempts by the Company to enter new markets or expand into related businesses and the cost, timing and success thereof; the incurrence of significant costs in one quarter related to revenues anticipated to be realized in a subsequent quarter; and general economic and market factors, including changes in the securities and financial markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Variability of Results."

/bullet/ Risk of Returns. Revenues are recognized by the Company at the time the product is shipped, and the Company maintains a reserve to account for anticipated returns of its products based on the Company's evaluation of historical experience and other relevant information. The Company's product return rate has increased significantly over the last several quarters and there can be no assurance that this trend will not continue. In 1997 and in 1998, the Company increased its returns reserve in response to the increased return rate. In the event that returns materially increase over historical rates as a result of decreased customer acceptance of the 2000I software (as compared to the prior versions), changes in technology or marketing strategy, shifts in consumer demand or other reasons, the reserves maintained by the Company will not be sufficient to cover such returns and, in such event, the Company's business, financial condition, results of operations and prospects may be materially adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

/bullet/ Competition. The market for investment analysis software is intensely competitive and rapidly changing, and there appears to be substantial consolidation occurring in the industry, which can be broadly considered to include investment analysis software companies, data providers and brokerages and other companies that offer trading execution systems and facilities to investors. The Company believes that due to anticipated growth of the market for investment analysis software and related products and services generally, and other factors, competition, as well as consolidation, will substantially increase and intensify in the future. The Company believes that its ability to compete will depend upon many factors both within and outside its control, including the timing and market acceptance of new products and enhancements developed by the Company and its competitors, product functionality, data availability, ease of use, pricing, reliability, customer service and support, sales and marketing efforts and product distribution channels. See "Business - Product Development and Year 2000 Compliance" and "Business - Competition."

/bullet/ Management of Change. The Company's business has grown rapidly in recent years. This growth has placed, and will continue to place, a significant strain on the Company's management and operations. The Company has ambitious plans for future growth, including entry into new markets and strategic relationships, that will place additional significant strain on the Company's management and operations. The Company's future operating results will depend, in part, on its ability to continue to broaden the Company's senior and middle management groups and administrative infrastructure, and its ability to attract, hire and retain skilled employees, particularly in the product management and product development, marketing and sales, and web site design and administration areas. See "Business - Overview and Recent Developments," "Business - Products" and "Business - Employees."

/bullet/ Dependence on Key Employees. The Company's success depends to a very significant extent on the continued availability and performance of a number of senior management, engineering and sales and marketing personnel, including the founders of the Company and its Co-Chief Executive Officers, William R. Cruz and Ralph L. Cruz. See "RISKS ASSOCIATED WITH RELIANCE ON THE INTERNET" and "Business - Employees."

/bullet/ Risks Associated with Reliance on the Internet. The Company has developed as part of its 2000i software Internet connectivity capabilities in several respects. The Company has also adjusted its marketing and customer support approaches to be more "Internet-centric." The Company believes that future sales of its products and the future growth of the Company will depend upon its continuing to adopt the Internet as a medium for commerce and communication, and as a significant means of delivery of high-quality financial market data, marketing materials and customer support. There can be no assurance that the Company has successfully developed and implemented such Internet capabilities, or effectively adjusted its marketing and customer support approaches, or will continue successfully to do so. Further, the Company is and will be relying increasingly on its web site and related systems, and the Internet generally, to roll out new products and services, to maximize the use and cost-efficiency of its software products, to deliver financial market data, to accept orders and payments, to track and account for orders and payments and fulfill reporting obligations under marketing agreements with third parties, to register attendees for seminars and events, to market its products, and to provide technical information and assistance to its customers. There is also the risk that, over time, the Internet may not prove to be a viable commercial marketplace because of a failure to continue to develop the necessary infrastructure, such as reliable network backbones and adequate band-widths, or the failure to develop complementary services, such as high-speed modems. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. See "PRODUCT UPGRADES AND NEW PRODUCTS; CUSTOMER ACCEPTANCE; RISK OF PRODUCT DEFECTS" and "Business - Products" and "Business - Sales and Marketing."

/bullet/ Risks Associated with Fluctuations in the Securities and Financial
         Markets. The Company's products are marketed to customers who invest or trade in the securities and financial markets. To the extent that interest in investing, trading or the use of investment analysis tools, or the willingness to make expenditures for investment analysis tools, decreases due to volatility in the securities or financial markets, tax law changes, recession, depression, or otherwise, the Company's business, financial condition and results of operations could be materially adversely affected.

/bullet/ Dependence on Relationship with Bridge Telerate. The Company is party to a Software License, Maintenance and Development Agreement with Bridge Telerate relating to TRADESTATION. The agreement provides a substantial minimum royalty stream over the next three years, the loss of which would materially adversely affect the Company's revenues and earnings in those years. While the agreement is non-cancelable, there can be no assurance that the Company's anticipated royalties and other anticipated benefits from its relations with Bridge Telerate will be realized. As a result of the acquisition by Bridge of Dow Jones Markets last year, the Company is less certain of how, or to what extent, Bridge Telerate will market TRADESTATION to its subscribers. Additionally, Bridge Telerate has expressed strong concerns over whether the Year 2000 compliant TRADESTATION 2000I, installation of which in all Bridge Telerate TRADESTATION terminals is the only currently-viable Year 2000 solution for such Bridge Telerate subscribers, will be able to be implemented in a manner timely enough to satisfy certain Bridge Telerate institutional customers. See "Business - Strategic Relationships."

/bullet/ Product Concentration. Since its introduction in 1991, sales of TradeStation have accounted for a majority of the Company's total revenues and may continue to account for a substantial portion of such revenues for the foreseeable future. As a result, any factor resulting in price reductions of, or declines in demand for, TRADESTATION that is not offset by increased demand for other of the Company's principal software products would have a material adverse effect on the Company's business, financial condition and results of operations. The level of customer acceptance of TRADESTATION 2000I is expected to affect the Company's results of operations beginning in the first quarter of 1999. See "Business - Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

/bullet/ Relationships with Data Vendors. The Company's viability depends on the ability of its customers to obtain access to a breadth of quality real-time, end-of-day and historical financial market data from services that are technically compatible with the Company's products and, in the future, with respect to historical and end-of-day data, from the Company. The Company currently depends nearly entirely upon relationships with third-party data vendors to ensure such access, and it currently has cross-marketing and other agreements with several data vendors. Most of the data vendors with which the Company has developed technical compatibility (including those with which it has cross-marketing and other agreements) have developed and are currently marketing their own versions of investment analysis software and, in some cases, have established alliances with the Company's competitors. Such data vendors may decide to increase the focus of their efforts and resources on their own development efforts, develop products highly competitive with the Company's products, strengthen their alliances with the Company's competitors, discontinue their relationships with the Company, or develop strategic initiatives which involve eliminating or limiting compatibility between the Company's products and the data vendors' services. The Company's introduction of HISTORYBANK.COM may accelerate one or more of those actions on the part of data vendors. See "Business - Strategic Relationships," "Business - Products" and "Business - Competition."

         Further, the Company is party to separate agreements with two data vendors that contemplate development of compatibility between one or more of the Company's 2000I software products and such data vendors' respective datafeeds later in 1999. There can be no assurance that such capabilities will be successfully developed in a timely manner, if at all. Failure of the Company to develop such compatibilities in a timely manner, or at all, would result in loss by the Company of some or all of its financial benefits under such agreements.

/bullet/ Accounts Receivable. The Company has an unusually high level of accounts receivable, based primarily on its policy of permitting customers to pay for many of its products by automatic monthly charges to the customer's credit card over a 12-16 (depending on the product) month period. While the Company believes that it maintains adequate reserves to account for the non-collection of its accounts receivable, there can be no assurance that the rate of non-collection of accounts receivable will not exceed historical levels. The risk of non-collection of accounts receivable has been increased by the Company's recent decision to permit payment for its most expensive product, OMEGA RESEARCH PROSUITE, over a 16-month period (12 months having previously been the longest payment period). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

/bullet/ Risks Associated with Entry into Institutional Market. The Company has historically sold its products to individuals and has limited experience in marketing its products directly to institutions. The Company believes its future success will depend in part on its ability to move beyond its traditional customer base and market its products to institutions, a market in which it has no meaningful experience. The Company's success in the institutional market will depend, in part, upon its ability to successfully develop network versions of its products. See "Business - Sales and Marketing."

/bullet/ Intellectual Property. The Company's success is heavily dependent on its proprietary technology. The Company relies on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its proprietary rights. Policing unauthorized use of the Company's products is difficult, however, and the Company is unable to determine the extent to which piracy of its software products exists. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or products. The Company's elimination from the 2000I software of the hardware security block used with the prior versions may increase the incidence of piracy (as compared to incidence of piracy of prior versions) and result in reduced revenues to the Company. See "Business - Intellectual Property."

/bullet/ POTENTIAL LIABILITY TO CUSTOMERS. The Company's products are used by investors in the financial markets, and, as a result, an investor might claim that investment losses or lost profits resulted from use of a flawed version of one of the Company's products or inaccurate assumptions made by the product regarding data, or inaccurate data, which could result in litigation against the Company. This risk may be heightened with respect to use of the 2000I software due to its capability of interfacing with online brokerage firms to complete executions of buy or sell alerts generated by use of the programs, and by the Company's decision to provide financial market information to its customers, which routinely contain errors and omissions, but which are nevertheless relied upon by customers in making investment decisions using the Company's software. In addition, there can be no assurance that unanticipated difficulties will not delay the Company's Year 2000 compliance efforts, or that compliance modifications will not adversely affect the Company's products in ways not currently anticipated by the Company, or that customers will not assert that the Company has or had an obligation to provide Year 2000 solutions for older versions of existing products or for discontinued products, any of which occurrences could result in claims by customers. Any such litigation could result in substantial damages and significant cost to the Company in terms of the deployment of its financial and managerial resources. See "PRODUCT UPGRADES AND NEW PRODUCTS; CUSTOMER ACCEPTANCE; RISK OF PRODUCT DEFECTS" and "Business - Product Development and Year 2000 Compliance."

/bullet/ RISK OF PENDING CLASS ACTION. On January 28, 1998, a class action lawsuit was filed against the Company, its Co-Chief Executive Officers and the lead underwriters for the Company's initial public offering alleging that the defendants violated Sections 11 and 12 of the Securities Act by allegedly making misrepresentations and omissions of material facts in connection with the initial public offering of the Company's Common Stock and in connection with the Company's financial condition. The alleged misrepresentations and omissions concerned, among other things, the receipt of proceeds of the initial public offering by William R. Cruz and Ralph L. Cruz and the Company's TRADESTATION sales. The suit also alleged that William R. Cruz and Ralph L. Cruz violated Section 15 of the Securities Act based on the same alleged conduct described above. The plaintiffs sought certification of a class consisting of all persons who purchased the Company's Common Stock in the initial public offering or between October 4, 1997 and January 6, 1998 (excluding, in general, persons who are related to or have interests in common with the defendants). On behalf of themselves and the class, the plaintiffs sought damages, interest, costs and expenses, including attorneys' and experts' fees and other appropriate relief. While the Company has consistently maintained that the lawsuit is without merit and has contested the lawsuit vigorously, the costs of the litigation increased in 1998, and may continue to increase, the Company's general and administrative expenses. In addition, if the lawsuit proceeds, management time and attention may be diverted as the Company responds to the allegations raised therein.

         All of the claims in this lawsuit were dismissed March 1, 1999, most with prejudice. The plaintiffs were granted the right to replead, within ten days following the date of the order, the claims that were dismissed without prejudice. To the Company's knowledge, the plaintiffs did not replead those claims. In the event the Company does not ultimately prevail in the lawsuit (as a result of a successful appeal by the plaintiffs or other reasons), class damages could be substantial and could materially adversely affect the Company's financial condition. See "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Years Ended December 31, 1998 and 1997 - OPERATING EXPENSES - GENERAL AND ADMINISTRATIVE EXPENSES."

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

/bullet/ FUTURE CAPITAL NEEDS. The Company believes that it has sufficient funds to meet normal working capital needs at least through 1999. The Company's ability to expand and grow its business in accordance with its current plans, to make acquisitions and to meet its long-term capital requirements beyond 1999 will depend on many factors, including, but not limited to, the rate, if any, at which the Company's cash flow increases, the ability and willingness of the Company to accomplish acquisitions with its capital stock, and the availability to the Company of public and private debt and equity financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements and notes thereto and the report of the independent auditors thereon set forth on pages F-1 through F-18 herein are filed as part of this report and incorporated herein by reference.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Incorporated by reference from the Company's 1999 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         Incorporated by reference from the Company's 1999 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Incorporated by reference from the Company's 1999 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Incorporated by reference from the Company's 1999 definitive proxy statement to be filed, pursuant to General Instruction G(3) to the Form 10-K.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)      Documents filed as part of this report:

                  1. Financial Statements. The Financial Statements and notes thereto and the report of the independent auditors thereon set forth on pages F-1 through F-18 herein are filed as part of this report and incorporated herein by reference.

                  2. Financial Statement Schedules. The Financial Statement Schedule and the report of the independent auditors thereon set forth on pages S-1 through S-3 herein are filed as part of this report and incorporated herein by reference.

                  3.       Exhibits.

                                    EXHIBIT
                                    NUMBER           DESCRIPTION
                                    -------          -----------
                                       3.1     -     Second Amended and Restated Articles of Incorporation of Omega
                                                     Research, Inc.+

                                       3.2     -     Second Amended and Restated Bylaws of Omega Research, Inc.+

                                      10.1     -     Omega Research, Inc.
                                                     Amended and Restated 1996
                                                     Incentive Stock Plan, as
                                                     amended through February
                                                     13, 1998 (incorporated by
                                                     reference to Exhibit 10.1
                                                     to the Company's Quarterly
                                                     Report on Form 10-Q for the
                                                     fiscal quarter ended June
                                                     30, 1998).*

                                      10.2     -     Omega Research, Inc. 1997 Nonemployee Director Stock Option
                                                     Plan, as amended ++.

                                      10.3     -     Software License, Maintenance and Development Agreement between
                                                     Dow Jones Markets, Inc. and the Company, as amended

                                                     (TRADESTATION Agreement).+

                                      10.4     -     Software License, Maintenance and Development Agreement between

                                                     Dow Jones Markets, Inc. and the Company (SUPERCHARTS
                                                     Agreement). +

                                      10.5     -     Standard Office Building Lease between 8700 Flagler, Ltd. and the Company, as amended by Memorandum of Commencement Date. +

                                      10.6     -     S Corporation Tax Allocation and Indemnification Agreement.
                                                     /circle/

                                      10.7     -     Form of Indemnification Agreement. +

                                      10.8    -     Omega Research, Inc. 1997
                                                     Employee Stock Purchase
                                                     Plan, as amended by
                                                     Amendment to Omega Research
                                                     1997 Employee Stock
                                                     Purchase Plan (incorporated
                                                     by referenced to Exhibit
                                                     10.1 to the Company's
                                                     Quarterly Report on Form
                                                     10-Q for the fiscal quarter
                                                     ended September 30, 1998).*

                                      10.9     -     Form of non-competition agreement. +

                                     10.10     _     Letter Agreement dated October 27, 1997 from Dow Jones Markets,
                                                     Inc. to Omega Research, Inc.++
                                     10.11           Sublease (for fourth floor
                                                     of 8700 Flagler Building)
                                                     and Modification of Lease
                                                     Agreement (filed herewith).

                                      23.1     -     Consent of Arthur Andersen LLP (filed herewith).

                                      27.1     -     Financial Data Schedule (filed herewith).

                                      ------------

                                      +        Previously filed as part of
                                               Registration Statement No.
                                               333-3207 on Form S-1 filed with
                                               the Commission on July 25, 1997.

                                      /circle/ Previously filed as part of
                                               Amendment No.1 to Registration
                                               Statement No. 333-3207 filed with
                                               the Commission on August 25,
                                               1997.

                                      ++       Previously filed as part of
                                               Annual Report on Form 10-K for
                                               the fiscal year ended December
                                               31, 1997.

                                      *        Indicates a management contract
                                               or compensatory plan or
                                               arrangement.

         (b)      Reports on Form 8-K:

                  No Reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            OMEGA RESEARCH, INC.

                            By: /S/ WILLIAM R. CRUZ
                                    --------------------------------------------
                                    William R. Cruz

                                    Co-Chairman of the Board of Directors and Co-Chief Executive Officer

                            By: /S/ RALPH L. CRUZ
                                    --------------------------------------------
                                    Ralph L. Cruz
                                    Co-Chairman of the Board of Directors and
                                    Co-Chief Executive Officer

Dated: March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/   WILLIAM R. CRUZ                 Co-Chairman of the Board and              March 29, 1999
------------------------------------  Co-Chief Executive Officer
William R. Cruz                       (Co-Principal Executive Officer)

/S/  RALPH L. CRUZ                    Co-Chairman of the Board and              March 29, 1999
------------------------------------  Co-Chief Executive Officer
Ralph L. Cruz                         (Co-Principal Executive Officer)

/S/  SALOMON SREDNI                   Vice President of Operations,             March 29, 1999
------------------------------------  Chief Financial Officer and Director
Salomon Sredni                        (Principal Financial and
                                      Accounting Officer)

/S/  PETER A. PARANDJUK               Director                                  March 29, 1999
------------------------------------
Peter A. Parandjuk

/S/  MARC J. STONE                    Director                                  March 29, 1999
------------------------------------
Marc J. Stone

/S/  CHRISTOS M. COTSAKOS             Director                                  March 29, 1999
------------------------------------
Christos M. Cotsakos

/S/  BRIAN D. SMITH                   Director                                  March 29, 1999
------------------------------------
Brian D. Smith

                              OMEGA RESEARCH, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                          PAGE
                                                                                          ----
Report of Independent Certified Public Accountants ........................................F-2

Balance Sheets as of December 31, 1998 and 1997............................................F-3

Statements of Income for the years ended December 31, 1998, 1997 and 1996..................F-4

Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996....F-5

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996..............F-6

Notes to Financial Statements..............................................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Omega Research, Inc.:

    We have audited the accompanying balance sheets of Omega Research, Inc. (a Florida corporation) as of December 31, 1998 and 1997, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Research, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Miami, Florida,
    February 5, 1999.

                              OMEGA RESEARCH, INC.
                                 BALANCE SHEETS
                                                                DECEMBER 31,
                                                         -------------------------
                                                            1998          1997
                                                         -----------   -----------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                            $ 7,436,980   $12,323,515
    Marketable securities                                  5,736,958     1,014,590
    Accounts receivable, net                               9,246,474     9,438,218
    Inventories                                              131,659       146,821
    Other current assets                                     692,273       520,537
    Deferred income taxes                                  4,541,000     2,963,000
                                                         -----------   -----------
         Total current assets                             27,785,344    26,406,681

PROPERTY AND EQUIPMENT, net                                1,670,925       971,511
OTHER ASSETS                                                 185,854        91,626
                                                         -----------   -----------
         Total assets                                    $29,642,123   $27,469,818
                                                         ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                     $ 1,082,521   $ 1,119,202
    Accrued expenses                                       1,067,499       608,947
    Income taxes payable                                        --         509,000
                                                         -----------   -----------
         Total current liabilities                         2,150,020     2,237,149
                                                         -----------   -----------

COMMITMENTS & CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 25,000,000 shares
       authorized, none issued and outstanding                  --            --
    Common stock, $.01 par value; 100,000,000
       shares authorized, 22,269,964 and 22,246,108
       issued and outstanding at December 31, 1998
       and 1997, respectively                                222,700       222,461
    Additional paid-in capital                            23,913,877    23,745,251
    Retained earnings                                      3,355,526     1,264,957
                                                         -----------   -----------
         Total shareholders' equity                       27,492,103    25,232,669
                                                         -----------   -----------
         Total liabilities and shareholders' equity      $29,642,123   $27,469,818
                                                         ===========   ===========

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                              OMEGA RESEARCH, INC.
                              STATEMENTS OF INCOME

                                                  YEAR ENDED DECEMBER 31,
                                         -----------------------------------------
                                            1998           1997           1996
                                         -----------   ------------    -----------
NET REVENUES:
    Licensing fees                       $22,005,324   $ 24,364,990    $13,943,234
    Other revenues                         6,211,181      4,861,284      3,876,928
                                         -----------   ------------    -----------
         Total net revenues               28,216,505     29,226,274     17,820,162
                                         -----------   ------------    -----------

OPERATING EXPENSES:
    Cost of licensing fees                 1,798,078      1,848,993      1,716,884
    Product development                    3,318,310      1,890,392      1,041,131
    Sales and marketing                   14,381,923     11,272,290      5,617,931
    General and administrative             6,134,608      5,420,760      2,421,638
                                         -----------   ------------    -----------
        Total operating expenses          25,632,919     20,432,435     10,797,584
                                         -----------   ------------    -----------

        Income from operations             2,583,586      8,793,839      7,022,578
OTHER INCOME, net                            423,961        146,474         59,436
                                         -----------   ------------    -----------
        Income before income taxes         3,007,547      8,940,313      7,082,014

INCOME TAX PROVISION (BENEFIT)             1,052,000       (934,000)          --
                                         -----------   ------------    -----------

        Income before pro forma income
          tax adjustments                  1,955,547      9,874,313      7,082,014

PRO FORMA INCOME TAX
         ADJUSTMENTS (Note 1):
    Pro forma income taxes for periods
         prior to September 30, 1997            --        3,255,731      2,797,396
    Non-recurring tax credit                    --        1,167,000           --
                                         -----------   ------------    -----------
    Pro forma net income                 $ 1,955,547   $  5,451,582    $ 4,284,618
                                         ===========   ============    ===========

PRO FORMA EARNINGS PER
      SHARE (Note 8):
      Basic                              $      0.09   $       0.27    $      0.22
                                         ===========   ============    ===========
      Diluted                            $      0.09   $       0.26    $      0.21
                                         ===========   ============    ===========

           The accompanying notes to financial statements are an integral part of these statements.

                              OMEGA RESEARCH, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                            ADDITIONAL
                                                    COMMON STOCK        ADDITIONAL
                                               ----------------------      PAID-IN          RETAINED      TREASURY
                                                 SHARES       AMOUNT       CAPITAL          EARNINGS        STOCK           TOTAL
                                               ----------    --------    ------------     ------------     -------     ------------
BALANCE, December 31, 1995                     19,480,000    $194,800    $       --       $  2,777,707     $(2,250)    $  2,970,257

    Retirement of treasury stock                     --          --            (2,250)            --         2,250             --
    Compensation expense on stock
        option grants                                --          --             4,767             --          --              4,767
    Cash distributions to shareholders               --          --              --         (5,221,561)       --         (5,221,561)
    Net income                                       --          --              --          7,082,014        --          7,082,014
                                               ----------    --------    ------------     ------------     -------     ------------

BALANCE, December 31, 1996                     19,480,000     194,800           2,517        4,638,160        --          4,835,477

    Issuances of common stock                   2,766,108      27,661      27,412,784             --          --         27,440,445
    Cash distributions to shareholders, net          --          --              --        (16,532,826)       --        (16,532,826)
    Non-cash distributions to shareholders           --          --              --           (506,781)       --           (506,781)
    Conversion from S corporation to
         C corporation                               --          --        (3,792,091)       3,792,091        --               --
    Compensation expense on stock
        option grants                                --          --           122,041             --          --            122,041
    Net income                                       --          --              --          9,874,313        --          9,874,313
                                               ----------    --------    ------------     ------------     -------     ------------

BALANCE, December 31, 1997                     22,246,108     222,461      23,745,251        1,264,957        --         25,232,669

    Issuances of common stock                      23,856         239          54,749             --          --             54,988
    Compensation expense on stock
        option grants                                --          --           113,877             --          --            113,877
    Repayment of distributions                       --          --              --            135,022        --            135,022
    Net income                                       --          --              --          1,955,547        --          1,955,547
                                               ----------    --------    ------------     ------------     -------     ------------

BALANCE, December 31, 1998                     22,269,964    $222,700    $ 23,913,877     $  3,355,526     $  --       $ 27,492,103
                                               ==========    ========    ============     ============     =======     ============

               The accompanying notes to financial statements are
                     an integral part of these statements.

                              OMEGA RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                                                                               YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                       1998              1997             1996
                                                                    ------------     ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before pro forma income tax adjustments                      $  1,955,547     $  9,874,313     $ 7,082,014
Adjustments to reconcile income before pro forma income
   tax adjustments to net cash provided by operating activities:
    Depreciation and amortization                                        466,628          606,820         353,852
    Provision for doubtful accounts                                    2,222,834        2,450,736         830,430
    Compensation expense on stock option grants                          113,877          122,041           4,767
    Deferred income tax benefit                                       (1,578,000)      (2,963,000)           --
    (Increase) decrease in:
         Accounts receivable                                          (2,031,091)      (7,531,906)     (3,223,458)
         Inventories                                                      15,162          (54,633)        (57,465)
         Other current assets                                           (171,736)        (514,847)           (558)
         Other assets                                                    128,672           (1,315)        (46,800)
    Increase (decrease) in:
         Accounts payable                                                (36,681)         636,540         278,739
         Accrued expenses                                                458,552          123,758         371,284
         Income taxes payable                                           (509,000)         509,000            --
                                                                    ------------     ------------     -----------
             Net cash provided by operating activities                 1,034,764        3,257,507       5,592,805
                                                                    ------------     ------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                              (1,166,041)        (899,296)       (530,733)
    Capitalized software development costs                                  --            (29,358)        (10,346)
    Purchases of marketable securities                                (5,722,368)      (1,014,590)           --
    Proceeds from maturity of marketable securities                    1,000,000             --              --
    Acquisition of data rights and customer lists                       (222,900)         (40,000)           --
                                                                    ------------     ------------     -----------
             Net cash used in investing activities                    (6,111,309)      (1,983,244)       (541,079)
                                                                    ------------     ------------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net                           54,988       27,440,445            --
    Repayments from (distributions to) shareholders, net                 135,022      (16,532,826)     (5,221,561)
    Proceeds from borrowings of short-term debt                             --         15,000,000            --
    Repayment of borrowings of short-term debt                              --        (15,000,000)           --
                                                                    ------------     ------------     -----------
             Net cash provided by (used in) financing activities         190,010       10,907,619      (5,221,561)
                                                                    ------------     ------------     -----------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                   (4,886,535)      12,181,882        (169,835)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        12,323,515          141,633         311,468
                                                                    ------------     ------------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  7,436,980     $ 12,323,515     $   141,633
                                                                    ============     ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for interest                                           $       --       $     17,979     $      --
                                                                    ============     ============     ===========
   Cash paid for income taxes                                       $  3,138,740     $  1,520,000     $      --
                                                                    ============     ============     ===========

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

                              OMEGA RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Omega Research, Inc. (the "Company"), a Florida corporation, was incorporated in 1982 to develop, market and sell investment analysis software to investors. The Company's products provide investors with the ability to historically test and computer automate trading strategies.

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

    MARKETABLE SECURITIES

    Marketable securities consist of investment grade municipal bonds maturing, on average, within a year. The cost of these investments approximates fair market value and management has designated the securities as available for sale.

    ACCOUNTS RECEIVABLE

    Accounts receivable are principally from individuals and distributors of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $3.7 million and $3.2 million at December 31, 1998 and 1997, respectively, and allowances for potential returns of approximately $7.4 million and $4.2 million at December 31, 1998 and 1997, respectively.

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

                              OMEGA RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

    Approximately 10.3%, 9.7% and 11.2% of the Company's revenues for the years ended December 31, 1998, 1997 and 1996, respectively, were derived from customers outside of the United States. International sales are made in United States dollars.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value as of December 31, 1998 and 1997.

    INVENTORIES

    Inventories, which consist primarily of software media, manuals and related packaging materials are stated at the lower of cost or market with cost determined on a first-in, first-out ("FIFO") basis.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets.

    Maintenance and repairs are charged to expense when incurred; betterments are capitalized. Upon the sale or retirement of assets, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is recognized currently.

    SOFTWARE DEVELOPMENT COSTS

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COST OF CAPITALIZED SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized on the straight-line basis over a one-year period, the period of benefit, of the related products. For certain periods, the technological feasibility of the Company's products and the general release of such software substantially coincide, and, as a result, software development costs qualifying for capitalization are immaterial. There were no capitalized software development costs as of December 31, 1998 or 1997.

    LONG-LIVED ASSETS

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

                              OMEGA RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

REVENUE RECOGNITION

    LICENSING FEES

    Sales, net of provisions for estimated returns, are recognized at the time the product is shipped, in accordance with the provisions of the AICPA Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 requires companies to defer revenue and profit recognition if four required criteria of a sale are not met. In addition, SOP 97-2 requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. SOP 97-2 was adopted by the Company effective January 1, 1998 and did not have a material impact on the Company's financial position or results of operations.

    While the Company has no obligation to perform future services subsequent to shipment, the Company provides telephone and electronic mail customer support as an accommodation to purchasers of its products as a means of fostering customer satisfaction. The majority of such services are provided during the first 60 days of ownership of the Company's products. Costs associated with this effort are generally insignificant in relation to product sales value.

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

    OTHER REVENUES

    The Company has entered into various agreements with entities that market and sell financial market data subscriptions. Except for the agreement described in Note 9 (which is a royalty arrangement), the Company receives, in certain cases, monthly payments in the nature of commissions based on the use by the Company's customers of financial market data feed subscriptions which are accessed through one of the Company's products. The Company records these revenues as they are earned in accordance with the terms of the applicable contracts.

    ADVERTISING COSTS

    Advertising costs are expensed when the initial advertisement is run and are included in sales and marketing expenses in the accompanying statements of income. Advertising costs for the years ended December 31, 1998, 1997 and 1996 were $5.8 million, $5.4 million and $4.8 million, respectively.

     STOCK-BASED COMPENSATION

    In accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in accounting for stock-based transactions with non-employees, the Company records

                              OMEGA RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

compensation expense in the statement of income when these types of options are issued. As permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25.

    INCOME TAXES

    For income tax purposes, the Company was an S corporation prior to September 30, 1997. Accordingly, net income and related timing differences which arise in the recording of income and expense items for financial reporting and tax reporting purposes were included in the individual tax returns of the S corporation shareholders. Effective September 30, 1997, the Company terminated its S corporation election, and, as a result, adopted SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates (see Note 7).

    PRO FORMA INCOME TAX ADJUSTMENTS

    The pro forma income tax adjustments included in the accompanying statements of income for the years ended December 31, 1997 and 1996 are for informational purposes only. Pro forma income taxes have been provided at an estimated effective rate of 39.5% for periods prior to September 30, 1997. In addition, a non-recurring tax credit of $1.2 million has been excluded from pro forma net income (see Note 7).

    PRO FORMA EARNINGS PER SHARE

    Earnings per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. SFAS No.128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants (see Note 8).

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

    NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("ACSEC") issued SOP 98-1, ACCOUNTING FOR THE

                              OMEGA RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. SOP 98-1 is effective for all transactions entered into in fiscal years beginning after December 15, 1998. The Company will adopt SOP 98-1 prospectively effective January 1, 1999. Management does not believe that the adoption of SOP 98-1 will have a material effect on the Company's financial position or results of operations.

    In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

     SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components, which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. The Company adopted SFAS No. 130 as of January 1, 1998 and such adoption did not have an impact on the disclosures herein as comprehensive income is equal to net income for all periods presented.

    SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas, and major customers. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, but retains the requirement to report information about major customers and requires that a public company report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items, and segment assets. The Company adopted SFAS No. 131 effective December 31, 1998. Management evaluates and operates the business of the Company as a single segment. As a result, no additional disclosure was required.

                              OMEGA RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(2) PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consists of the following:

                                      USEFUL LIFE
                                       IN YEARS           1998         1997
                                      -----------     -----------   -----------
     Computers and software               3-5         $ 2,648,974   $ 1,553,091
     Furniture and equipment              3-5             413,075       445,909
     Leasehold improvements                5              122,449        97,976
     Autos                                 5              110,205       110,205
                                                      -----------   -----------
                                                        3,294,703     2,207,181
     Accumulated depreciation
       and amortization                                (1,623,778)   (1,235,670)
                                                      -----------   -----------
                                                      $ 1,670,925   $   971,511
                                                      ===========   ===========

(3) ACCRUED EXPENSES

Accrued expenses consist of the following:

                                                  1998             1997
                                               ----------        --------
      Payroll and related accruals             $  542,218        $314,378
      Accrued technical support costs             173,500         165,666
      Deferred revenue                            105,035          47,395
      Other                                       246,746          81,508
                                               ----------        --------
                                               $1,067,499        $608,947
                                               ==========        ========

(4) SHAREHOLDERS' EQUITY

    SHARE SPLIT

    Effective January 29, 1997, the Company authorized an increase in the amount of its authorized common stock to 100 million shares and changed the par value of each share to $.01. In addition, on January 30, 1997, the Company declared a 97,400-for-1 split of its outstanding common stock. The split has been retroactively reflected in the financial statements for all periods presented.

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

                              OMEGA RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On November 5, 1997, the Company closed on the underwriters' purchase of 158,108 additional shares of common stock pursuant to the exercise of a portion of their over-allotment option granted in the Initial Public Offering. Total proceeds to the Company, net of underwriting discounts and offering expenses of approximately $2.9 million, were $27.4 million.

    DISTRIBUTIONS TO SHAREHOLDERS

    On September 30, 1997, the Company terminated its S corporation status and the Company became a C corporation making it subject to federal and state income taxes on its earnings. In conjunction with the Company becoming a C corporation, the Company declared and paid a cash dividend payable to the Company's existing shareholders of $15.4 million (the "Dividend"). The Dividend was equal to the Company's estimate at that time of its cumulative taxable income prior to its conversion to a C corporation to the extent such taxable income had not been previously distributed. Subsequent to the payment of the Dividend, the Company preliminarily determined that the actual cumulative taxable income would be less than was originally estimated. Accordingly, in the fourth quarter of 1997, the recipients of the Dividend repaid $800,000, plus interest, to the Company. During the third quarter of 1998, upon finalization of the Company's 1997 tax returns and final determination of S corporation earnings at the date of conversion to a C corporation, the recipients of the Dividend repaid an additional $135,000, plus interest, to the Company reducing the Dividend to $14.5 million.

    STOCK OPTION PLANS

    The Company had reserved 3,000,000 shares of its common stock for issuance under its Amended and Restated 1996 Incentive Stock Plan (the "Option Plan"). Under the Option Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants of the Company. Currently, only options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. The exercise price of incentive stock options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The options issued under the Plan generally vest ratably over a five-year period.

    During the fourth quarter of 1998, the Board of Directors increased, subject to shareholder approval, the authorized shares under the Option Plan from 3,000,000 to 4,500,000. In connection with this increase, an additional 365,000 options were granted to officers and certain other senior management personnel of the Company subject to shareholder approval being obtained within one year following such Board action.

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

                              OMEGA RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

  A summary of stock option activity is as follows:

                                                                                 OPTION PRICE PER SHARE
                                                          NUMBER            -------------------------------
                                                         OF SHARES            LOW        HIGH      WEIGHTED
                                                         ---------          ------      ------     --------
      Outstanding, December 31, 1996                       582,000          $ 1.25      $ 1.25     $ 1.25
          Granted                                          559,175            1.25       11.00       4.90
          Cancelled                                        (25,350)           2.00       11.00       3.51
          Exercised                                         (8,000)           1.25        1.25       1.25
                                                         ---------
      Outstanding, December 31, 1997                     1,107,825            1.25       11.00       3.04
          Granted                                        1,856,216            1.59        5.34       2.27
          Cancelled                                        (59,355)           2.00       11.00       4.70
          Exercised                                        (11,350)           1.25        2.00       1.47
                                                         ---------
      Outstanding, December 31, 1998                     2,893,336            1.25       11.00       2.52
                                                         =========

     Additional information regarding options outstanding at December 31, 1998 is as follows:

                                          OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
        RANGE OF              --------------------------------------------        ----------------------------
       EXERCISABLE               NUMBER       WEIGHTED            WEIGHTED          NUMBER            WEIGHTED
          PRICES              OUTSTANDING      AVERAGE             AVERAGE        EXERCISABLE         AVERAGE
     -----------------           AS OF       CONTRACTUAL          EXERCISE           AS OF            EXERCISE
       LOW       HIGH           12/31/98        LIFE                PRICE          12/31/98             PRICE
     ------    -------        -----------    -----------          --------        -----------         --------
     $ 1.25    $  1.66         1,641,371        9.2                 $1.50           219,800             $1.25
       2.00       3.00           718,540        8.8                  2.79            44,900              2.65
       3.03       4.16           253,675        7.5                  3.40             1,500              4.00
       4.59       6.00           152,500        9.0                  5.07            27,800              5.14
       7.00       7.25            60,500        8.6                  7.17            12,100              7.17
      11.00      11.00            66,750        8.7                 11.00            17,350             11.00
     ------    -------         ---------        ---                 -----           -------             -----
     $ 1.25    $ 11.00         2,893,336        8.9                 $2.52           323,450             $2.54
     ======    =======         =========        ===                 =====           =======             =====

    All options issued during 1996 were issued to key employees at an exercise price that was subsequently determined to be approximately $291,000 below fair market value at the date of grant as determined by an independent appraisal. Several of the options issued during 1997 were determined to be, in the aggregate, approximately $341,000 below fair value as determined by an independent appraisal. These differences are being amortized over the five-year vesting period of the related stock options. For the years ended December 31, 1998, 1997 and 1996, the Company recorded compensation expense of approximately $114,000, $122,000 and $5,000, respectively. Included in compensation expense in 1998 and 1997, was approximately $7,000 and $23,000, respectively, related to options issued to a consultant of the Company, accounted for under the provisions of SFAS No. 123. Options to purchase 323,450 and 110,900 shares were exercisable at December 31, 1998 and 1997. No options were exercisable at December 31, 1996.

    The Company, as permitted by SFAS No. 123, applies the APB Opinion No. 25 for options granted to employees. Accordingly, no compensation is recognized for such grants

                              OMEGA RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

to the extent their exercise price is equal to the fair market value of the underlying stock at the date of grant. Had compensation cost for the Company's stock options been based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's pro forma net income (and pro forma earnings per share on a diluted basis) for the years ended December 31, 1998, 1997 and 1996 would have been approximately $1.4 million ($0.06 per share), $5.2 million ($0.25 per share) and $4.3 million ($0.21 per share), respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                                            1/1/97 -          10/1/97 -
                                             1996           9/30/97          12/31/97            1998
                                             ----           --------         ----------          ----
Risk free interest rate                       7%               7%                7%               5%
Dividend yield                               --               --                --               --
Volatility factors                           70%              70%               81%              81%
Weighted average life (years)                 7                7                 7                5

EMPLOYEE STOCK PURCHASE PLAN

    In July 1997, the Board of Directors of the Company adopted and the shareholders approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month Purchase Plan period is 85% of the lesser of the fair market value of the Company's common stock on the first or last business day of the Purchase Plan period. The Purchase Plan provides for the first options to be granted for the Purchase Plan Period which commenced January 1, 1998. During the year ended December 31, 1998, 12,506 shares of common stock were issued under the plan at an average price of $3.06.

(6)  EMPLOYEE BENEFIT PLAN

    The Company provides retirement benefits through a defined contribution 401(k) plan (the "401(k) Plan") which was established during 1994. Employees become eligible based upon meeting certain service requirements. The Company matches employee contributions based upon a formula defined in the 401(k) Plan. There was no matching contribution accrued under the 401(k) Plan at December 31, 1998. Matching contributions accrued under the 401(k) Plan amounted to approximately $63,000 and $62,000 in 1997 and 1996, respectively.

                              OMEGA RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(7)  INCOME TAXES

    The components of income tax provision (benefit) for the years ended December 31, 1998 and 1997 are as follows:

                                                     1998               1997
                                                  -----------        ----------
       Current taxes:
           Federal                                $ 2,254,000        $ 1,739,894
           State                                      376,000            289,106
                                                  -----------        ----------
               Total current taxes                  2,630,000          2,029,000
                                                  -----------        ----------

       Deferred tax benefit:
           Federal                                 (1,353,000)       (2,540,811)
           State                                     (225,000)         (422,189)
                                                  -----------        ----------
               Total deferred tax benefit          (1,578,000)       (2,963,000)
                                                  -----------        ----------
       Total income tax provision (benefit)       $ 1,052,000        $ (934,000)
                                                  ===========        ==========

    Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences that created deferred income taxes are as follows:

      Deferred tax assets:

          Reserves and allowances                    $4,351,000      $2,900,000
          Other                                         410,000         283,000
                                                     ----------      ----------
              Total  deferred tax assets              4,761,000       3,183,000
          Valuation allowance                          (220,000)       (220,000)
                                                     ----------      ----------
          Deferred income taxes, net                 $4,541,000      $2,963,000
                                                     ==========      ==========

    The effective tax rate for the year ended December 31, 1998 was 35.0% and was slightly below the 38.6% statutory rate as a result of the impact of tax free investment income and state income taxes. The difference between the reported income tax benefit for the year ended December 31, 1997 and the provision computed by applying the statutory federal rate currently in effect is primarily due to recognition by the Company of a non-recurring net benefit for income taxes of $1.2 million upon adoption of SFAS No. 109 during the third quarter of 1997, as well as the fact that no income taxes were provided during the first nine months of 1998 while the Company was an S corporation for income tax reporting purposes.

    The $1.2 million benefit for income taxes recorded during the third quarter of 1997 is comprised of a non-recurring deferred income tax credit (the "SFAS 109 Credit") of approximately $3.0 million partially offset by a $1.8 million provision for income taxes payable. The SFAS 109 Credit recognized net deferred tax assets arising from book and tax basis differences that arose primarily as a result of accounts receivable reserves. The $1.8 million in income taxes payable relate to federal and state income taxes owed by the Company as a result of an approximate $4.6 million in S corporation taxable earnings paid by the Company during the fourth quarter of 1997 and the year-ended December 31, 1998.

                              OMEGA RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(8) PRO FORMA EARNINGS PER SHARE

    Weighted average shares outstanding for the years ended December 31, 1998, 1997 and 1996 are calculated as follows:

                                                          1998          1997          1996
                                                       ----------    ----------    ----------
   Weighted average shares outstanding (basic)         22,255,627    20,171,527    19,480,000
   Impact of dilutive options after applying
      the treasury stock method                           502,286       713,148     1,061,000
                                                       ----------    ----------    ----------
   Weighted average shares outstanding (diluted)       22,757,913    20,884,675    20,541,000
                                                       ----------    ----------    ----------

    Options outstanding which are not included
      in the calculation of diluted earnings
      per share because their impact is antidilutive      415,250        78,075          --
                                                       ==========    ==========    ==========

(9) COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company has five non-cancelable operating leases for facilities. The only significant operating leases are for the Company's corporate headquarters. The original lease is for five and one-half years and commenced in February 1997. In December of 1998 and in February of 1999, the Company entered into a sub-lease and a lease for additional space commencing in December 1998 for a combined term of approximately three and one-half years. In connection with the installation of a new telephone system, the Company entered into a 4 year operating lease which commenced in November 1998.

    Future minimum lease payments as of December 31, 1998 under all operating leases are as follows:

                               1999              $  528,802
                               2000                 926,558
                               2001               1,070,182
                               2002                 701,488
                                                 ----------
                                                 $3,227,030
                                                 ==========

    Total rent expense for 1998, 1997 and 1996 was approximately $329,000, $256,000 and $47,000, respectively.

    BRIDGE TELERATE ROYALTY AGREEMENT

    The Company has entered into a Software License, Maintenance and Development Agreement (the "Agreement") with Dow Jones Markets, Inc. (then known as Dow Jones Telerate, Inc., now known as Telerate, Inc., and a subsidiary of Bridge Information Systems, Inc.) ("Bridge Telerate"). Under the Agreement, the Company modified one of its software products to create a Bridge Telerate version and granted Bridge Telerate

                              OMEGA RESEARCH, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

a license to promote, market, sublicense and distribute the Bridge Telerate version for six years. During 1998, 1997 and 1996, the Company earned approximately $3.0, $2.2 and $1.5 million, respectively, in royalties (based upon minimum royalty requirements) under the terms of this Agreement.

    LITIGATION

     On January 28, 1998, a class action lawsuit CAPTIONED RICHARD M. RHODES V. WILLIAM R. CRUZ; RALPH L. CRUZ; OMEGA RESEARCH, INC.; BANCAMERICA ROBERTSON STEPHENS; LEHMAN BROTHERS; AND HAMBRECHT & QUIST (Case No. 98-0174-CIV-Lenard), was filed in the United States District Court for the Southern District of Florida. The suit alleges that the defendants violated Sections 11 and 12 of the Securities Act of 1933 (the "Securities Act") by allegedly making misrepresentations and omissions of material facts in connection with the Initial Public Offering of the Company's Common Stock and in connection with the Company's financial condition. The alleged misrepresentations and omissions concern, among other things, the receipt of proceeds of the Company's initial public offering by William R. Cruz and Ralph L. Cruz and the Company's TRADESTATION sales. The suit also alleges that William R. Cruz and Ralph L. Cruz violated Section 15 of the Securities Act based on the same alleged conduct as described above.

     On March 1, 1999, the court dismissed all of the claims in the suit, most with prejudice. The plaintiffs were granted the right to replead, within ten days following the date of the order, the claims that were dismissed without prejudice. To the Company's knowledge, the plaintiffs did not replead those claims. The Company intends to oppose vigorously any further claims, or any appeals, which are brought by the plaintiffs.

    In addition to the above, from time to time, the Company may become engaged in ordinary routine litigation incidental to its business. The Company does not believe that such ordinary routine litigation would have a material adverse effect on its financial position or results of operations.

                              OMEGA RESEARCH, INC.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants on Schedule.............. S-2

Schedule II - Valuation and Qualifying Accounts
  for the years ended December 31, 1998, 1997 and 1996...................... S-3

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To Omega Research, Inc.:

    We have audited in accordance with generally accepted auditing standards the financial statements included in this Form 10-K and have issued our report thereon dated February 5, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Miami, Florida,
    February 5, 1999.

                              OMEGA RESEARCH, INC.
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                      BALANCE AT     CHARGED TO                      BALANCE AT
                                                      BEGINNING      COSTS AND                         END OF
                                                      OF PERIOD      EXPENSES       DEDUCTIONS         PERIOD
                                                      ----------    -----------    ------------     -----------
Year ended December 31, 1998:
     Allowance for doubtful accounts                  $3,229,166    $ 2,222,834    $ (1,729,000)    $ 3,723,000
     Allowance for returns                             4,150,000     25,336,754     (22,136,754)      7,350,000
                                                      ----------    -----------    ------------     -----------
       Allowance for doubtful accounts and returns    $7,379,166    $27,559,588    $(23,865,754)    $11,073,000
                                                      ==========    ===========    ============     ===========

YEAR ENDED DECEMBER 31, 1997:
     Allowance for doubtful accounts                  $  830,430    $ 2,450,736    $    (52,000)    $ 3,229,166
     Allowance for returns                             1,797,000     15,737,063     (13,384,063)      4,150,000
                                                      ----------    -----------    ------------     -----------
       Allowance for doubtful accounts and returns    $2,627,430    $18,187,799    $(13,436,063)    $ 7,379,166
                                                      ==========    ===========    ============     ===========

YEAR ENDED DECEMBER 31, 1996:
     Allowance for doubtful accounts                  $  134,000    $   830,430    $   (134,000)    $   830,430
     Allowance for returns                               252,000      5,340,000      (3,795,000)      1,797,000
                                                      ----------    -----------    ------------     -----------
       Allowance for doubtful accounts and returns    $  386,000    $ 6,170,430    $ (3,929,000)    $ 2,627,430
                                                      ==========    ===========    ============     ===========

                                  EXHIBIT INDEX

        EXHIBIT                                                                                  SEQUENTIAL
         NUMBER      DESCRIPTION                                                                 PAGE NUMBER
        -------      -----------                                                                 ------------
            3.1  -   Second Amended and Restated Articles of Incorporation of Omega Research,
                     Inc.+

            3.2  -   Second Amended and Restated Bylaws of Omega Research, Inc.+

           10.1  -   Omega Research, Inc. Amended and Restated 1996 Incentive
                     Stock Plan, as amended through February 13, 1998
                     (incorporated by reference to Exhibit 10.1 to the Company's
                     Quarterly Report on Form 10-Q for the fiscal quarter ended
                     June 30, 1998).*

           10.2  -   Omega Research, Inc. 1997 Nonemployee Director Stock Option Plan, as
                     amended ++.

           10.3  -   Software License, Maintenance and Development Agreement between Dow Jones
                     Markets, Inc. and the Company, as amended (TRADESTATION Agreement).+

           10.4  -   Software License, Maintenance and Development Agreement between Dow Jones
                     Markets, Inc. and the Company (SUPERCHARTS Agreement). +

           10.5  -   Standard Office Building Lease between 8700 Flagler, Ltd. and the
                     Company, as amended by Memorandum of Commencement Date. +

           10.6  -   S Corporation Tax Allocation and Indemnification Agreement. /circle/

           10.7  -   Form of Indemnification Agreement. +

           10.8  -   Omega Research, Inc. 1997 Employee Stock Purchase Plan,
                     as amended by Amendment to Omega Research 1997 Employee
                     Stock Purchase Plan (incorporated by referenced to Exhibit
                     10.1 to the Company's Quarterly Report on Form 10-Q for the
                     fiscal quarter ended September 30, 1998).*

           10.9  -   Form of non-competition agreement. +

          10.10  _   Letter Agreement dated October 27, 1997 from Dow Jones Markets, Inc. to
                     Omega Research, Inc.++

          10.11  -   Sublease (for fourth floor of 8700 Flagler Building) and
                     Modification of Lease Agreement (filed herewith).                               65

           23.1 - Consent of Arthur Andersen LLP (filed herewith).                                   76

           27.1 - Financial Data Schedule (filed herewith).                                          77

------------
+ Previously filed as part of Registration Statement No. 333-3207 on Form S-1 filed with the Commission on July 25, 1997.

/circle/ Previously filed as part of Amendment No.1 to Registration Statement
         No. 333-3207 filed with the Commission on August 25, 1997.

++ Previously filed as part of Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

*        Indicates a management contract or compensatory plan or arrangement.