Form 10-K405/A
period 1998-12-31
OMEGA RESEARCH INC
filed 1999-04-30
CIK 1042814

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

             For the transition period from __________ to __________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 17, 1999, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET ON MARCH 17, 1999 WAS APPROXIMATELY $56,814,671.

         THE REGISTRANT HAD 22,317,992 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MARCH 17, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

         Items 10, 11, 12 and 13 of Part III of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Annual Report") of Omega Research, Inc. ( "Omega Research" or the "Company") previously filed with the Securities and Exchange Commission (the "SEC") are hereby amended and restated in their entirety as follows:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company and their ages and positions with the Company as of April 16, 1999 are as follows:

NAME                            AGE      POSITION WITH THE COMPANY
----                            ---      -------------------------
William R. Cruz                  37      Co-Chairman of the Board, Co-Chief Executive Officer and President
Ralph L. Cruz                    35      Co-Chairman of the Board and Co-Chief Executive Officer
Peter A. Parandjuk               36      Chief Technology Officer, Vice President of Research and Technology
                                         and Director
Salomon Sredni(1)                31      Vice President of Operations, Chief Financial Officer, Treasurer and Director
Marc J. Stone                    38      Vice President of Corporate Development, General Counsel, Secretary and Director
Janette Perez                    41      Vice President of Marketing
Christos M. Cotsakos(1)(2)       50      Director
Brian D. Smith(1)(2)             54      Director

--------------------
(1)    Member of the Audit Committee of the Company's Board of Directors.
(2)    Member of the Compensation Committee of the Company's Board of Directors.

         The Company's directors hold office until the next annual meeting of shareholders. The Company's executive officers serve at the discretion of the Board of Directors.

         WILLIAM R. CRUZ co-founded the Company in 1982 and has been its President and a director since that time. Mr. Cruz was appointed Co-Chief Executive Officer of the Company in 1996. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and Julliard School of Music. Mr. Cruz left Julliard School of Music prior to graduation to co-found the Company. Mr. Cruz has won numerous classical violin competitions. Mr. Cruz has been primarily responsible for overseeing the conception and management of the Company's products and product strategies.

         RALPH L. CRUZ co-founded the Company in 1982 and has been a director since that time. Mr. Cruz was Vice President of the Company from 1982 until 1996, at which time he was appointed Co-Chief Executive Officer. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and Indiana University. Mr. Cruz left Indiana University prior to graduation to devote full time to the Company. Mr. Cruz has won numerous classical violin competitions. Mr. Cruz has been primarily responsible for overseeing the Company's marketing strategies.

         PETER A. PARANDJUK joined the Company in 1988 as a software engineer, became the Company's senior software engineer in 1991, was appointed Vice President of Product Development in January 1995 and was named a director of the Company in July 1997. In October 1998, Mr. Parandjuk was appointed Chief Technology Officer and Vice President of Research and Technology. Mr. Parandjuk has a bachelor's degree in Applied Mathematics from the State University of New York at Buffalo.

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

         MARC J. STONE joined the Company in May 1997 as its Vice President of Corporate Development (which title was formerly Vice President of Corporate Planning and Development), General Counsel and Secretary and was named a director of the Company in July 1997. From January 1993 to May 1997, Mr. Stone was a partner at a predecessor law firm of Bilzin Sumberg Dunn Price & Axelrod LLP ("Bilzin Sumberg"), which currently serves as the Company's regular outside counsel. Prior to that time, from 1985 to 1992, Mr. Stone was an associate with that predecessor law firm. Mr. Stone is of counsel to Bilzin Sumberg. Mr. Stone has bachelor's degrees in English and American Literature and Theatre Arts and Dramatic Literature from Brown University, and received his law degree from University of California (Boalt Hall) School of Law at Berkeley.

         JANETTE PEREZ joined the Company in January of 1996 as its Public Relations Manager and was appointed Corporate Relations Director in November 1997. In July 1998, she was appointed Vice President of Marketing. During 1994 and 1995, Ms. Perez traveled abroad. Prior to that, from 1979 to January 1994, Ms. Perez was Office Manager and Controller for Simon Bolivar International, a specialty advertising firm.

         CHRISTOS M. COTSAKOS has, since March of 1996, served as President, Chief Executive Officer and a director of E*TRADE Group, Inc. Prior to joining E*TRADE, he served as President, Co-Chief Executive Officer, Chief Operating Officer and a director of A.C. Nielson, Inc. from March 1995 to January 1996, President and Chief Executive Officer of Nielson International from September 1993 to March 1995, and as President and Chief Operating Officer of Nielson Europe, Middle East and Africa from March 1992 to September 1993. Mr. Cotsakos joined Nielson after 19 years with Federal Express Corporation (1973 through
1992), where he held a number of senior executive positions both in the United States and Europe, including Vice President and General Manager for Europe, Africa and the Near East from 1988 to March 1992. Mr. Cotsakos also currently serves as a director of National Processing, Inc., Digital Island, Inc, Critical Path, Inc.,

Datacard Corporation, ISR International and Eplay. A decorated Vietnam
Veteran, he received a BA from William Paterson College, an MBA from Pepperdine University and is pursuing a PhD in economics at the Management School, University of London. Mr. Cotsakos has been the recipient of several industry and visionary awards during his tenure at E*TRADE Group, AC Nielsen and Federal Express. Mr. Cotsakos became a director in January 1998, at which time he was also elected to the Compensation Committee and the Audit Committee of the Board of Directors.

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

INDEPENDENT DIRECTORS; COMMITTEES OF THE BOARD OF DIRECTORS

         During 1998, two nonemployee, independent members, Christos M. Cotsakos and Brian D. Smith, served on the Company's Board of Directors (the "Independent Directors").

         In January 1998, the Company's Board of Directors appointed the Independent Directors and Salomon Sredni as the members of the first Audit Committee of the Board of Directors. All of them were reappointed to the Audit Committee in July 1998 and currently serve as members of the Audit Committee. The Audit Committee recommends the annual engagement of the Company's auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments, related fees, the accounting principles used by the Company in financial reporting, internal financial auditing procedures and the adequacy of the Company's internal control procedures. In January 1998, the Board of Directors established a Compensation Committee consisting solely of the Independent Directors, who were reappointed in July 1998 and currently serve on the Compensation Committee. The Compensation Committee determines executive officers' salaries and bonuses and administers the Omega Research, Inc. Amended and Restated 1996 Incentive Stock Plan, as amended (the "Incentive Stock Plan"), and the Omega Research, Inc. 1997 Employee Stock Purchase Plan, as amended (the "Purchase Plan").

         The Board of Directors does not currently have a nominating committee or a committee that performs similar functions.

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

         Based solely on review of the copies of such forms furnished to the Company and written representations that no Form 5's were required when applicable, the Company believes that during the fiscal year ended December 31, 1998 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLES

         The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in the three years ended December 31, 1998 by the Co-Chief Executive Officers of the Company and the four other most highly compensated executive officers of the Company whose aggregate annual compensation exceeded $100,000 (together, the "Named Executive Officers"). The Company did not have a pension plan or a long-term incentive plan, had not issued any restricted stock awards and had not granted any stock appreciation rights as of December 31, 1998. The value of all perquisites and other personal benefits received by each Named Executive Officer did not exceed 10% of the Named Executive Officer's total annual compensation.

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                   ANNUAL COMPENSATION                 AWARDS
                                          ----------------------------------        ------------
                                                                                     SECURITIES
                                          FISCAL                                     UNDERLYING             ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR        SALARY      BONUS (1)         OPTIONS(2)           COMPENSATION(3)
---------------------------               ------      --------     ---------     ------------------       ---------------
William R. Cruz.......................    1998        $150,000          --                --                      --
   Co-Chief Executive                     1997         150,000          --                --                  $3,800
   Officer and President                  1996          90,000          --                --                   4,320

Ralph L. Cruz.........................    1998         150,000          --                --                      --
   Co-Chief Executive Officer             1997         150,000          --                --                   3,800
                                          1996          90,000          --                --                   4,320

Peter A. Parandjuk....................    1998         165,000    $ 15,077           205,000                      --
   Chief Technology Officer and Vice      1997         130,000      34,125(4)             --                   3,800
   President of Research and Technology   1996         116,990      78,984(5)        250,000                   5,700

Salomon Sredni........................    1998         165,000      10,000           150,000                      --
   Vice President of Operations,          1997         130,000      34,125(4)             --                      --
   Chief Financial Officer and Treasurer  1996          10,833(6)       --           140,000                      --

Marc J. Stone.........................    1998         165,000      10,000           130,000                      --
   Vice President of Corporate            1997          76,483(7)  107,875(4)(8)     140,000                      --
   Development, General Counsel           1996              --          --                --                      --
   and Secretary

Janette Perez.........................    1998          97,083      30,255(10)       100,000                      --
   Vice President of Marketing(9)         1997          36,875       9,858            12,000                     573
                                          1996          23,928       5,388                --                      --

(1) See "Other Compensation Arrangements - Executive Officer Bonus Plan" for a discussion of the Company's bonus plan for executive offers for fiscal years 1998 and 1999.
(2) Represents shares of Common Stock issuable upon the exercise of options granted under the Company's Incentive Stock Plan.

(3) Represents 401(k) Plan Company contributions on behalf of the Named Executive Officer.
(4)      $4,875 of this amount was earned in 1997, but paid in 1998.
(5)      $26,491 of this amount was earned in 1996, but paid in 1997.
(6) Mr. Sredni joined the Company on December 1, 1996. His annual base salary for 1996 was $130,000.
(7) Mr. Stone joined the Company on May 30, 1997. His annual base salary for 1997 was $130,000.
(8) Includes a one-time bonus of $90,000 paid to Mr. Stone at the time he became an employee of the Company.
(9)      Ms. Perez became an executive officer in July 1998.
(10)     $9,000 of this amount was earned in 1998, but paid in 1999.


                        OPTION GRANTS IN 1998 FISCAL YEAR

         The following table summarizes the options which were granted during the fiscal year ended December 31, 1998 to the Named Executive Officers.

                                            INDIVIDUAL GRANTS
                     -----------------------------------------------------------------                POTENTIAL REALIZABLE
                                      PERCENT OF                                                        VALUE AT ASSUMED
                        NUMBER          TOTAL                                                            ANNUAL RATE OF
                          OF           OPTIONS                 MARKET                  VALUE AT           STOCK PRICE
                      SECURITIES     GRANTED TO    EXERCISE    PRICE                  GRANT-DATE        APPRECIATION FOR
                      UNDERLYING      EMPLOYEES    OR BASE    ON GRANT                MARKET PRICE       OPTION TERM(1)
                        OPTIONS       IN FISCAL     PRICE       DATE      EXPIRATION  ------------     --------------------
NAME                 GRANTED(#)(2)      YEAR       ($)(SH)     ($)(SH)        DATE      0%($)(3)         5%($)      10%($)
----                 -------------   ----------    --------   --------    ----------  ------------     --------------------
William R. Cruz              --          --           --          --            --          --              --          --

Ralph L. Cruz                --          --           --          --            --          --              --          --

Peter A. Parandjuk       40,000          2%       $  2.88    $  2.88      01/14/08          --        $ 72,449    $183,599

Peter A. Parandjuk       20,000          1           3.63       3.94      06/15/08     $ 6,200          55,757     131,787

Peter A. Parandjuk      120,000          6           1.59       1.69      10/25/08      12,000         139,540     335,211

Peter A. Parandjuk       25,000(4)       1           1.66       1.88      12/28/08       5,500          35,058      80,406

Janette Perez             5,000          --          2.88       2.88      01/14/08          --           9,056      22,950

Janette Perez            35,000          2           3.63       3.94      06/15/08      10,850          97,545     230,627

Janette Perez            60,000(4)       3           1.66       1.88      12/28/08      13,200          84,139     192,974

Salomon Sredni           20,000          1           3.03       2.91      01/08/08          --          34,202      90,356

Salomon Sredni           40,000          2           2.88       2.88      01/14/08          --          72,449     183,599

Salomon Sredni           20,000          1           3.63       3.94      06/15/08       6,200          55,757     131,787

Salomon Sredni           70,000(4)       4           1.66       1.88      12/28/08      15,400          98,163     225,137

Marc J. Stone            40,000          2           2.88       2.88      01/14/08          --          72,449     183,599

Marc J. Stone            20,000          1           3.63       3.94      06/15/08       6,200          55,757     131,787

Marc J. Stone            70,000(4)       4           1.66       1.88      12/28/08      15,400          98,163     225,137


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

(3) For purposes of and as provided under the Company's Incentive Stock Plan, "fair market value" on the date of grant of any option is the average of the high and low sales prices of a share of Common Stock on The Nasdaq National Market on the trading day immediately preceding such date of grant. The Compensation Committee of the Company believes this calculation more accurately reflects "fair market value" of the Company's Common Stock on any given day as compared to simply using the closing market price on the date of grant. As a result, the closing market price on the date of grant at times may be different than the exercise price per share.

(4) This option grant is subject to the condition that the shareholders of the Company approve, no later than December 28, 1999, an increase in the number of total shares of Common Stock of the Company reserved for issuance under the Company's Incentive Stock Plan to at least 3,500,000 shares of Common Stock and, if that condition does not occur, the grant shall be void. See "Other Compensation Arrangements - 1996 Incentive Stock Plan."

                 AGGREGATE OPTION EXERCISES IN 1998 FISCAL YEAR
                     AND 1998 FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding the value of all unexercised options held at December 31, 1998 by the Named Executive Officers measured in terms of the closing market price of the Company's Common Stock on December 31, 1998. No Named Executive Officer exercised any stock options during the fiscal year ended December 31, 1998.

                                               NUMBER OF
                                         SECURITIES UNDERLYING                     VALUE OF UNEXERCISED
                                         UNEXERCISED OPTIONS AT                  IN-THE-MONEY OPTIONS AT
                                           DECEMBER 31, 1998(#)                   DECEMBER 31, 1998($)(1)
                                      ------------------------------          --------------------------------

NAME                                  EXERCISABLE      UNEXERCISABLE          EXERCISABLE        UNEXERCISABLE
----                                  -----------      -------------          -----------        -------------
William R. Cruz.....................        --                   --                   --                   --
Ralph L. Cruz.......................        --                   --                   --                   --
Peter A. Parandjuk..................   100,000              355,000              175,000              470,000
Salomon Sredni......................    56,000              234,000               98,000              245,600
Marc J. Stone.......................    28,000              242,000                   --               98,600
Janette Perez.......................     2,400              109,600                1,000               85,000

(1) Based on a per share price of $3.00 on December 31, 1998, which was the closing market price of the Company's Common Stock on the last day of the Company's 1998 fiscal year.

OTHER COMPENSATION ARRANGEMENTS

         EXECUTIVE OFFICER BONUS PLAN. In February 1998, the Compensation Committee of the Board of Directors approved a cash bonus plan for the 1998 fiscal year for the then executive officers of the Company, other than William
R. Cruz and Ralph L. Cruz who have no bonus plan, that provided for cash bonuses of up to 40% of the executive officer's base salary determined by the extent, if any, to which the Company's 1998 net income exceeded its 1997 net income. The Co-Chief Executive Officers were also authorized to grant up to a $10,000 bonus to each such executive officer regardless of whether application of the bonus formula would result in a bonus payout. As 1998 net income of the Company was lower than 1997 net income, no bonus was paid other than the $10,000 per executive officer bonus. In February 1999, the Compensation Committee of the Board of Directors approved a cash bonus plan for the 1999 fiscal year for the executive officers of the Company, other than William R. Cruz and Ralph L. Cruz who have no bonus plan, that provides for cash bonuses of up to 50% of the executive officer's base salary depending upon the extent, if any, to which the Company achieves its net income goals for 1999.

         1996 INCENTIVE STOCK PLAN. The Incentive Stock Plan, pursuant to which officers, employees and nonemployee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units, was adopted by the Board of Directors and approved by the shareholders in June 1996. It was amended and restated in August 1997 and further amended in February 1998. In addition, during the fourth quarter of 1998, the Board of Directors increased, subject to shareholder approval, the authorized number of shares of Common Stock for issuance under the Incentive Stock Plan from 3,000,000 to 4,500,000, subject to future antidilution adjustments. In connection with this increase, and included in the total options granted during the fourth quarter of 1998, were 365,000 options granted to executive officers and certain other senior management personnel of the Company that are subject to shareholder approval of the aforementioned increase of authorized shares being obtained within one year following such action of the Board of Directors.

         Prior to January 1998, the Incentive Stock Plan had been administered by the Board of Directors of the Company, but, since the establishment of the Compensation Committee of the Board of Directors in January 1998, the Incentive Stock Plan has been administered by the Compensation Committee, whose members must qualify as "nonemployee directors" (as such term is defined in Rule 16b-3 under the Exchange Act). The Compensation Committee is authorized to determine, among other things, the employees to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price (provided that, for incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Common Stock on the date of grant). The Compensation Committee also determines the treatment to be afforded to a participant in the Incentive Stock Plan in the event of termination of employment for any reason, including death, disability, retirement or change in control. Under the Incentive Stock Plan, the maximum term of an incentive stock option is ten years and the maximum term of a nonqualified stock option is fifteen years.

         In February 1998, the Board of Directors amended the Incentive Stock Plan to permit the Compensation Committee to delegate to the Company's Co-Chief Executive Officers the authority to grant options to employees of the Company identified by the Co-Chief Executive Officers. The Compensation Committee has delegated to the Co-Chief Executive Officers the authority to grant options covering up to 150,000 shares of Common Stock per annum, but retains the ability to revoke the delegation at any time.

         The Board of Directors has the power to amend the Incentive Stock Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Incentive Stock Plan's status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

         As of December 31, 1998, options to purchase 2,793,336 shares were outstanding under the Incentive Stock Plan, of which options to purchase 1,127,000 shares had been granted to executive officers of the Company. During 1998, options granted to executive officers totaled options to purchase 585,000 shares of Common Stock which were granted at exercise prices ranging from $1.59 to $3.63 per share. In general, options granted under the Incentive Stock Plan vest at the rate of 20% per year and have a total term of ten years. The options which have been granted under the Incentive Stock Plan to the Named Executive Officers of the Company immediately vest and become exercisable upon termination of employment due to death or permanent disability, or upon a sale or a change in control of the Company, and, in the case of Mr. Parandjuk, upon termination of employment by the Company without cause. The options to purchase the shares granted under the Incentive Stock Plan and the Nonemployee Director Stock Plan (as defined below) that were outstanding as of December 31, 1998 have a weighted average exercise price of $2.52 per share. See Note 4 of Notes to Financial Statements.

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

         The Purchase Plan is administered by the Compensation Committee of the Board of Directors. All employees of the Company whose customary employment is more than 20 hours per week and more than five months in any calendar year and who have completed at least three months of employment are eligible to participate in the Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the Company's stock and the nonemployee directors of the Company may not participate in the Purchase Plan. To participate in the Purchase Plan, an employee must authorize the Company to deduct an amount (not less than one percent nor more than ten percent of a participant's total cash compensation) from his or her pay during six-month periods (each a "Plan Period"). The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 500 shares. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the

Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. An employee's rights under the Purchase Plan terminate upon his or her voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. No options were granted under the Purchase Plan during 1997. The first Plan Period began on January 1, 1998. During the year ended December 31, 1998, 12,506 shares of common stock were issued under the Purchase Plan at an average price of $3.06.

         The Board of Directors has the power to amend or terminate the Purchase Plan. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Purchase Plan's status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

         401(k) PLAN. The Company has a defined contribution retirement plan which complies with Section 401(k) of the Code. All employees with at least three months of continuous service are eligible to participate and may contribute up to 15% of their compensation. Company contributions are vested 20% for each year of service. There were no contributions charged against income during 1998. Company contributions charged against income during 1997 and 1996 were $63,000 and $62,000, respectively.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company formed the Compensation Committee of the Board of Directors in January 1998, at which time the two Independent Directors were appointed as members. The compensation (including salaries, bonuses and stock options) of the Company's executive officers for 1998 was determined by the Compensation Committee. In 1998, neither member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of the Regulation S-K.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 16, 1999 by (i) each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group. Except as otherwise described in the footnotes below, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares. The address of each person who beneficially owns more than 5% of the Common Stock is the Company's principal executive office.

                                                                         SHARES BENEFICIALLY OWNED(1)
                                                                       -------------------------------
              NAME OF BENEFICIAL OWNER                                 NUMBER                  PERCENT
              ------------------------                                 ------                  -------
         William R. Cruz(2)......................                     9,156,654                   41.0%
         Ralph L. Cruz(3)........................                     9,156,554                   41.0
         Peter A. Parandjuk......................                       112,550                     *
         Salomon Sredni..........................                        72,750                     *
         Marc J. Stone...........................                        68,000                     *
         Janette Perez...........................                        11,600                     *
         Christos M. Cotsakos....................                        58,700(4)                  *
         Brian D. Smith..........................                         8,333                     *

         All executive officers and directors
         as a group (8 persons)(5)...............                    18,645,141                   82.4%

--------------------

*        Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Includes options held by executive officers and/or directors which are exercisable within 60 days of April 16, 1999.

(2) Includes 1,950,000 shares held by the RLCF-II 1997 Limited Partnership, as to which William R. Cruz possesses voting and dispositive powers as trustee under the Ralph L. Cruz 1997 Grantor Retained Annuity Trust #1. This trust, together with Ralph L. Cruz, are the limited partners of RLCF-II 1997 Limited Partnership and this trust directly and indirectly wholly owns a Texas limited liability company that is the sole general partner of RLCF-II 1997 Limited Partnership. The Ralph L. Cruz 1997 Grantor Retained Annuity Trust #1 provides for annual distributions of principal and income to Ralph L. Cruz for five years commencing in 1997, and thereafter any remainder interest is payable to the Ralph L. Cruz 1997 Family Trust for the benefit of certain family members and/or charitable organizations. Does not include 900 shares owned by the spouse of William R. Cruz with respect to which Mr. Cruz disclaims beneficial ownership.

(3) Includes 1,950,000 shares held by the WRCF-II 1997 Limited Partnership, as to which Ralph L. Cruz possesses voting and dispositive powers as trustee under the William R. Cruz 1997 Grantor Retained Annuity Trust #1. This trust, together with William R. Cruz, are the limited partners of WRCF-II 1997 Limited Partnership and this trust directly and indirectly wholly owns a Texas limited liability company that is the sole general partner of WRCF-II 1997 Limited Partnership. The William
         R. Cruz 1997 Grantor Retained Annuity Trust #1 provides for annual distributions of principal and income to William R. Cruz for five years commencing in 1997, and thereafter any remainder interest is payable to the William R. Cruz 1997 Family Trust for the benefit of certain family members and/or charitable organizations.

(4) 33,700 of such shares are held by the Cotsakos Revocable Trust, of which Mr. Cotsakos and his wife serve as trustees.

(5)      See other footnotes above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For information concerning cash dividends paid by the Company to its shareholders in 1997 (including the Dividend which was paid by the Company to its then-existing shareholders immediately prior to the consummation of the Company's initial public offering), 1996 and 1995 and the dividend of the Company's former office facilities to William R. Cruz and Ralph L. Cruz declared in the second quarter of 1997, see "Market for Registrant's Common Equity and Related Stockholder Matters--Dividend Policy" contained in Item 5 of the Annual Report.

         The Company and William R. Cruz and Ralph L. Cruz and certain of their affiliates (collectively, the "Cruz Shareholders") have entered into an S Corporation Tax Allocation and Indemnification Agreement (the "Tax Agreement") relating to the Dividend and their respective income tax liabilities. The Tax Agreement provides that to the extent the Company's earnings during the period in which it was an S corporation ("S Corporation Earnings"), as subsequently established by the filing of the Company's tax return for the Company's short S corporation tax year, are less than the Dividend paid prior to the consummation of the Company's initial public offering, the Cruz Shareholders will make a payment equal to such difference to the Company and if the S Corporation Earnings are greater than the Dividend, the Company will make an additional distribution equal to such difference to William R. Cruz and Ralph L. Cruz, in either case, with interest thereon. Subject to certain limitations, the Tax Agreement also provides for the cross-indemnification of the Cruz Shareholders and the Company for any federal and state income taxes, including interest and penalties, if any, as a result of a final determination of a taxing authority that increases or decreases the taxable income of the Company for an S corporation taxable year (resulting in a change in the income taxes due by the Cruz Shareholders for such year) and causes a corresponding increase or decrease in the taxable income of the Company for a C corporation taxable year. Each party's obligation under the Tax Agreement is limited to the amount of any reduction in such party's tax liability as a result of any such determination. To the extent a payment is made pursuant to the Tax Agreement by the Company to the Cruz Shareholders after the one year anniversary of the date on which the Company's S corporation status terminated, except to the extent it relates to the change of the Company's method of accounting from the cash method to the accrual method effective on July 1, 1997 (the "Change in Accounting Method"), the Company will be required to make an additional payment to the Cruz Shareholders equal to any income taxes payable by such persons on such payments. The Company will not receive a tax deduction for any payments made pursuant to the Tax Agreement. The Cruz Shareholders have not provided security for their obligations under the Tax Agreement; accordingly, the Company's ability to collect any such payments will be dependent upon the financial condition of such persons at the time such payments are to be made. The Company is not aware of any tax adjustments which might require payments under the Tax Agreement other than related to the Change in Accounting Method. See "Market for Registrant's Common Equity and Related Stockholder Matters--Dividend Policy" contained in Item 5 of the Annual Report and Note 7 of Notes to Financial Statements.

         Marc J. Stone, the Company's Vice President of Corporate Development, General Counsel and Secretary and a director, was a partner in a predecessor law firm to Bilzin Sumberg until immediately prior to joining the Company in May 1997. Thereafter, Mr. Stone was of counsel to the predecessor firm and is currently of counsel to Bilzin Sumberg. Bilzin Sumberg and its predecessor firms have acted as the Company's regular outside legal counsel since 1994. The total fees and costs paid by the Company to the predecessor firm of Bilzin Sumberg (Rubin Baum Levin Constant Friedman & Bilzin) in 1998, 1997 and 1996 were approximately $10,100, $349,000 and $34,000, respectively, and to Bilzin Sumberg in 1998 were approximately $69,000. The Company believes that the fees paid are no less favorable to the Company than could be obtained from comparable law firms in the Miami area.



                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this First Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of April, 1999.

                            Omega Research, Inc.

                            By: /S/ WILLIAM R. CRUZ
                                ------------------------------------------------
                                William R. Cruz, Co-Chairman of the Board,
                                President and Co-Chief Executive Officer