Form 10-Q
period 1999-03-31
OMEGA RESEARCH INC
filed 1999-05-14
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                         Commission file number 0-22895

                              OMEGA RESEARCH, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                               59-2223464
           --------                             ------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

                 8700 WEST FLAGLER STREET, MIAMI, FLORIDA 33174
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (305) 485-7000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No [ ]

    AS OF MAY 4, 1999 THERE WERE 22,345,461 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                              OMEGA RESEARCH, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Balance Sheets
                 March 31, 1999 (unaudited) and December 31, 1998 (audited)....3

              Statements of Income
                 Three months ended March 31, 1999 and 1998 (unaudited)........4

              Statements of Cash Flows
                 Three months ended March 31, 1999 and 1998 (unaudited)........5

              Notes to Financial Statements....................................6

Item 2.       Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.........................................8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......12

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings...............................................13

Item 2.       Changes in Securities and Use of Proceeds.......................13

Item 6.       Exhibits and Reports on Form 8-K................................13

Signature.....................................................................14

Exhibit Index.................................................................15

                     PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              OMEGA RESEARCH, INC.
                                 BALANCE SHEETS

                                                              MARCH 31,      DECEMBER 31,
                                                                1999            1998
                                                             -----------     -----------
                                                             (UNAUDITED)      (AUDITED)
                                  ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $ 9,113,218     $ 7,436,980
    Marketable securities                                      5,736,958       5,736,958
    Accounts receivable, net                                  10,955,234       9,246,474
    Inventories                                                   14,628         131,659
    Other current assets                                         546,554         692,273
    Deferred income taxes                                      6,509,000       4,541,000
                                                             -----------     -----------
         Total current assets                                 32,875,592      27,785,344

PROPERTY AND EQUIPMENT, net
                                                               1,970,605       1,670,925
OTHER ASSETS                                                     377,304         185,854
                                                             -----------     -----------
         Total assets                                        $35,223,501     $29,642,123
                                                             ===========     ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                         $ 1,558,904     $ 1,082,521
    Accrued expenses                                           1,292,414         962,464
    Deferred revenue                                           1,105,046         105,035
    Income taxes payable                                       2,382,260              --
                                                             -----------     -----------
         Total current liabilities                             6,338,624       2,150,020
                                                             -----------     -----------
SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 25,000,000 shares
       authorized, none issued and outstanding                        --              --
    Common stock, $.01 par value; 100,000,000
       shares authorized, 22,337,092 and 22,269,964
       issued and outstanding at March 31, 1999
       and December 31, 1998, respectively                       223,371         222,700
    Additional paid-in capital                                24,095,364      23,913,877
    Retained earnings                                          4,566,142       3,355,526
                                                             -----------     -----------
         Total shareholders' equity                           28,884,877      27,492,103
                                                             -----------     -----------
         Total liabilities and shareholders' equity          $35,223,501     $29,642,123
                                                             ===========     ===========

       The accompanying notes to financial statements are an integral part of these balance sheets.

                              OMEGA RESEARCH, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                            ---------------------------------
                                                                1999                1998
                                                            ------------        -------------
NET REVENUES:
    Licensing fees                                          $  7,820,127        $   5,645,903
    Other revenues                                             1,620,661            1,384,891
                                                            ------------        -------------
         Total net revenues                                    9,440,788            7,030,794
                                                            ------------        -------------
OPERATING EXPENSES:
    Cost of licensing fees                                       482,791              451,252
    Product development                                        1,064,747              715,019
    Sales and marketing                                        3,849,881            3,321,596
    General and administrative                                 2,228,456            1,397,256
                                                            ------------        -------------
        Total operating expenses                               7,625,875            5,885,123
                                                            ------------        -------------

        Income from operations                                 1,814,913            1,145,671
OTHER INCOME, net                                                109,703              105,283
                                                            ------------        -------------
        Income before income taxes                             1,924,616            1,250,954

INCOME TAX PROVISION                                             714,000              449,000
                                                            ------------        -------------
         Net income                                         $  1,210,616        $     801,954
                                                            ============        =============
EARNINGS PER SHARE (Note 3):
    Basic                                                   $       0.05        $        0.04
                                                            ============        =============
    Diluted                                                 $       0.05        $        0.04
                                                            ============        =============

       The accompanying notes to financial statements are an integral part of these statements.

                              OMEGA RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                       ------------------------------------
                                                                             1999                1998
                                                                        ----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  1,210,616      $    801,954
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                              177,221            81,205
    Provision for doubtful accounts                                          1,100,000           480,835
    Compensation expense on stock option grants                                 42,781            40,062
    Deferred income tax benefit                                             (1,968,000)         (687,000)
    (Increase) decrease in:
         Accounts receivable                                                (2,808,760)         (635,951)
         Inventories                                                           117,031            39,774
         Other current assets                                                  145,719           (80,725)
         Other assets                                                         (106,450)               --
    Increase (decrease) in:
         Accounts payable                                                      476,383           (30,537)
         Accrued expenses                                                      329,950           117,367
         Deferred revenue                                                    1,000,011           235,408
         Income taxes payable                                                2,382,260         1,136,000
                                                                          ------------      ------------
             Net cash provided by operating activities                       2,098,762         1,498,392
                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (476,901)         (200,278)
    Acquisition of data rights                                                 (85,000)               --
                                                                          ------------      ------------
             Net cash used in investing activities                            (561,901)         (200,278)
                                                                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of common stock                                    139,377               800
                                                                          ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    1,676,238         1,298,914

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               7,436,980        12,323,515
                                                                          ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $  9,113,218      $ 13,622,429
                                                                          ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                 $         --      $         --
                                                                          ============      ============
   Cash paid for income taxes                                             $    300,000      $         --
                                                                          ============      ============

       The accompanying notes to financial statements are an integral part of these statements.

                               OMEGA RESEARCH, INC
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The accompanying financial statements should be read in conjunction with the Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K dated December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows which may be reported for the year or for any subsequent period.

1.  ACCOUNTS RECEIVABLE

     Accounts receivable are principally from individuals and distributors of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $4.8 million and $3.7 million at March 31, 1999 and December 31, 1998, respectively, and allowances for potential returns of approximately $10.2 million and $7.4 million at March 31, 1999 and December 31, 1998, respectively.

2.  DEFERRED REVENUE

     Deferred revenue is comprised of deferrals for (i) registration fees and sponsorship and exhibitor deposits for OmegaWorld, the Company's annual conference, designed to highlight the benefits of system trading and development, scheduled for the second quarter of 1999, and (ii) licensing fees revenue for which obligations have not yet been fulfilled (such as committed upgrades) and amounts not due within the next twelve months. Deferred revenue at March 31, 1999 and December 31, 1998 consists of the following:

                                            MARCH 31,        DECEMBER 31,
                                               1999              1998
                                            ----------       ------------
   OmegaWorld                               $  294,441          $  56,585
   Licensing fees revenue                      810,605             48,450
                                            ----------       ------------
                                            $1,105,046          $ 105,035
                                            ==========       ============

3.  EARNINGS PER SHARE

     Weighted average shares outstanding for the three months ended March 31, 1999 and 1998 are calculated as follows:

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                      --------------------------------------
                                                                            1999                 1998
                                                                      ------------------   -----------------
   Weighted average shares outstanding (basic)                               22,296,961           22,246,308
   Impact of dilutive options after applying the treasury
       stock method                                                           2,078,975              445,352
                                                                      -----------------    -----------------
   Weighted average shares outstanding (diluted)                             24,375,936           22,691,660
                                                                      -----------------    -----------------
   Options outstanding which are not included in the calculation of diluted earnings per share because their impact is
   antidilutive                                                                61,750                303,650
                                                                      =================    =================

4.  COMPREHENSIVE INCOME

     Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income is equal to net income for all periods presented.

5.  CONTINGENCIES

     On January 28, 1998, a class action lawsuit, captioned RICHARD M. RHODES V. WILLIAM R. CRUZ; RALPH L. CRUZ; OMEGA RESEARCH, INC.; BANCAMERICA ROBERTSON STEPHENS; LEHMAN BROTHERS; AND HAMBRECHT & QUIST (Case No. 98-0174-CIV-Lenard), was filed in the United States District Court for the Southern District of Florida. The suit alleged that the defendants violated Sections 11 and 12 of the Securities Act of 1933 by allegedly making misrepresentations and omissions of material facts in connection with the initial public offering of the Company's Common Stock.

     On March 1, 1999, the court dismissed all of the claims in the suit, most with prejudice. The plaintiffs were granted the right to replead, within ten days following the date of the order, the claims that were dismissed without prejudice. The plaintiffs did not replead any claims, but filed a notice of appeal. The Company then filed a motion to recover its attorneys' fees and costs. The Company withdrew its motion to recover attorneys' fees and costs based upon the plaintiffs' agreement to dismiss their appeal. On April 23, 1999, the parties entered a stipulation for the dismissal of the appeal with prejudice, which was submitted to the United States Court of Appeals for the Eleventh Circuit.

     In addition to the above, from time to time the Company may become engaged in ordinary routine litigation incidental to its business. The Company does not believe that such ordinary routine litigation would have a material adverse effect on its financial position or results of operations.

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

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the Company's statement of income reflected as a percentage of total revenues and as a percentage of licensing fees:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                 --------------------------------------
                                                                       1999                 1998
                                                                 -----------------    -----------------
      AS A PERCENTAGE OF TOTAL NET REVENUES:

      Net revenues:
           Licensing fees                                               82.8%                80.3%
           Other revenues                                               17.2                 19.7
                                                                       -----                -----
                 Total net revenue                                     100.0                100.0

      Operating expenses:
           Cost of licensing fees                                        5.1                  6.4
           Product development                                          11.3                 10.2
           Sales and marketing                                          40.8                 47.2
           General and administrative                                   23.6                 19.9
                                                                       -----                 ----
                 Total operating expenses                               80.8                 83.7
                                                                       -----                 ----
      Income from operations                                            19.2%                16.3%
                                                                       =====                 ====
      AS A PERCENTAGE OF LICENSING FEES:

      Operating expenses:
           Cost of licensing fees                                        6.2%                 8.0%
           Product development                                          13.6                 12.7
           Sales and marketing                                          49.2                 58.8
           General and administrative                                   28.5                 24.7
                                                                       -----                -----
                 Total operating expenses                               97.5%               104.2%
                                                                       =====                =====

QUARTERS ENDED MARCH 31, 1999 AND 1998

NET REVENUES

     TOTAL NET REVENUES. The Company's total net revenues increased 34% from $7.0 in the three months ended March 31, 1998 to $9.4 million in the comparable period of 1999.

     LICENSING FEES. Licensing fees increased 39% from $5.6 million in the three months ended March 31, 1998 to $7.8 million in the comparable period of 1999, primarily due to an increase in gross sales resulting from the release, on February 22, 1999, of the Company's 2000I software products. No assurances can be given that such trend will continue or whether the marketplace will accept the Company's 2000I software products. The Company has provided what it believes are appropriate provisions for returns, in light of its 30-day right of return policy, but no assurance can be given that the rate of returns will not increase beyond the reserved levels.

     OTHER REVENUES. Other revenues increased 17% from $1.4 million in the three months ended March 31, 1998 to $1.6 million in the comparable period of 1999, primarily due to an increase in minimum royalties under the Company's license agreement with Telerate, Inc. ("Bridge Telerate"), a subsidiary of Bridge Information Systems, Inc.

OPERATING EXPENSES

     COST OF LICENSING FEES. Cost of licensing fees consists primarily of product media, packaging and storage and inventory costs. Cost of licensing fees was approximately $483,000 in the three months ended March 31, 1999 and $451,0000 in the comparable period of 1998. Cost of licensing fees as a percentage of licensing fees decreased from 8% in the three months ended March 31, 1998 to 6% in the comparable period of 1999, primarily due to a shift in product mix to higher priced products during the first quarter of 1999.

     PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of new products, enhancements to existing products, testing of products and the creation of documentation, and consist primarily of salaries, other personnel costs and depreciation of computer and related equipment. Product development expenses increased 49% from $715,000 in the three months ended March 31, 1998 to $1.1 million in the comparable period of 1999, primarily due to an increase in the number of individuals employed in product development. Product development expenses as a percentage of licensing fees increased from 13% in the three months ended March 31, 1998 to 14% in the comparable period of 1999, primarily due to increased personnel and related expenses offset by increased licensing fees. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company seeks to develop new products and enhance existing products.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products to investors, sales commissions, salaries for the customer support center and marketing personnel, other personnel costs, web site design and administration costs, and shipping expenses. Sales and marketing expenses increased from $3.3 million in the three months ended March 31, 1998 to $3.8 million in the comparable period of 1999, primarily due to increased marketing and sales personnel, increased travel costs and increased shipping costs, offset by decreased advertising (including print advertising, television advertising and direct mailers). Sales and marketing expenses as a percentage of licensing fees decreased from 59% in the three months ended March 31, 1998 to 49% in the comparable period of 1999, primarily as a result of increased licensing fees. The Company expects the level of sales and marketing expenses, including advertising and promotional costs, to vary with the level of sales; however, in the near term, sales and marketing expenses are expected to increase as the Company continues to promote its 2000I product line.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of provision for bad debt, employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees, as well as professional fees, rent and other facilities expense. General and administrative expenses increased from $1.4 million in the three months ended March 31, 1998 to $2.2 million in the comparable period of 1999, primarily due to increased bad debt expense and increased personnel and related costs. General and administrative expenses as a percentage of licensing fees increased from 25% in the three months ended March 31, 1998 to 28% in the comparable period of 1999 primarily as a result of the increase in those expenses offset by increased licensing fees. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of provision required for bad debt, the level of hiring of additional personnel to support the expected growth of the Company, and the extent, if any, to which the Company enters new markets or related businesses.

OTHER INCOME, NET

     Other income, net consists primarily of investment income from cash and cash equivalents and marketable securities. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net increased from $105,000 in the three months ended March 31, 1998 to $110,000 in the comparable period of 1999.

INCOME TAXES

     The Company recorded a provision for income taxes of $714,000 and $449,000 for the three months ended March 31, 1999 and 1998, respectively, based upon the effective annual income tax rate. The effective tax rates for three months ended March 31, 1999 and 1998 were 37% and 36%, respectively, and are below the 39% statutory rate as a result of the impact of tax-free investment income.

VARIABILITY OF RESULTS

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. This is particularly important in the first quarter of 1999 when licensing fees revenue reflects what the Company believes is some pent-up demand for its 2000I line of products as well as significant upgrade revenue. The Company's quarterly revenues and operating results have varied in the past and are likely to vary from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Common Stock. As budgeted expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management's expectations, then results of operations are likely to be adversely affected because a relatively small amount of the Company's expenses varies with its revenues in the short term. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of releases of new products and/or enhancements, increased competition, variations in the mix of sales, and announcements of new products and/or enhancements (such as the 2000I products) by the Company or its competitors and other factors. Such fluctuations may result in volatility in the price of the Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had cash and cash equivalents of approximately $9.1 million, investments in short term marketable securities of $5.7 million, and working capital of approximately $26.5 million. Marketable securities consist of investment grade municipal bonds maturing, on average, within a year.

     Cash provided by operating activities totaled $2.1 million and $1.5 million in the three months ended March 31, 1999 and 1998, respectively. The increase in net cash provided by operations in the three months ended March 31, 1999 was primarily attributable to higher net income, deferred revenue and the timing of certain payments for liabilities offset by increases in accounts receivable and deferred income tax benefit.

     The Company's investing activities used cash of $562,000 and $200,000 in the three months ended March 31, 1999 and 1998, respectively. The principal use of cash in investing activities in the three months ended March 31, 1999 and 1998 was primarily for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations.

     The Company's financing activities provided cash of $139,000 and $800 in the three months ended March 31, 1999 and 1998, respectively. Cash provided was from the issuance of common stock from the exercise of stock options under the Company's Amended and Restated 1996 Incentive Stock Plan.

     Assuming there is no significant change in the Company's business, the Company believes that existing cash and liquid asset balances and cash flows from operations will be sufficient to meet its normal working capital and capital expenditure requirements for at least the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE ("SOP 98-1"). SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 prospectively effective January 1, 1999, and such adoption did not have a material effect on the Company's financial position or results of operations.

YEAR 2000 COMPLIANCE

     The 2000I versions of the Company's products are year 2000 compliant. The most recent prior shipping versions of the Company's products, TRADESTATION 4, OPTIONSTATION 1.2, TRADESTATION PROSUITE 4 and SUPERCHARTS 4 (which is the current shipping version until SUPERCHARTS 2000I is released) all utilize Julian dating, in which each day is identified sequentially, as opposed to being identified as a 2-digit date for a particular year. The use of Julian dating, accordingly, does not raise any Year 2000 issues. However, these versions do permit users to enter dates using the 2-digit year format. Therefore, 2-digit years, such as 01 and 02, that are input are currently read by those programs as 1901 and 1902, even though 2001 and 2002 is what is likely intended. Further, futures contracts with expiration dates beyond December 31, 1999 are not currently identified as post Year 2000 dates by those programs. The Company expects to offer at no charge, on or before June 30, 1999, to all registered customers in good-payment standing of those versions, an appropriate solution to such Year 2000 issues. It is possible that such solution may eliminate a user's ability to analyze data prior to 1920. The Company currently offers on its web site a "work-around" solution that may be used until such solution is delivered. The Company also expects to offer at no charge an appropriate Year 2000 solution to registered users of PORTFOLIO MAXIMIZER on or prior to June 30, 1999. The Company has not incurred any material expenditures to date specifically to provide Year 2000 solutions for its products. During the second quarter of 1999, the Company expects to utilize internal resources having an approximate aggregate value of under $100,000 to provide all requisite Year 2000 solutions.

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

     In November 1998, Bridge Telerate expressed to the Company concerns as to whether the Bridge Telerate subscribers using TRADESTATION would receive, in a timely fashion, the Year 2000 compliant TRADESTATION 2000I upgrade, and made certain demands in this regard. As a result, the parties discussed in November 1998 that delivery to Bridge Telerate of TRADESTATION 2000I by the end of January should be sufficient time for the parties to develop and test compatibility between TRADESTATION 2000I and the latest Bridgefeed technology on which Bridge Telerate data is to be delivered, and for Bridge Telerate to install such upgrade on all existing Bridge Telerate terminals using TRADESTATION. The Company in fact delivered the TRADESTATION 2000I upgrade to Bridge Telerate on Monday, February 1, 1999 and, at Bridge Telerate's request, development of compatibility commenced February 16, 1999. Notwithstanding the Company's adherence to Bridge Telerate's timetable, no assurances can be given that development or installation delays, should they occur, would not result in Bridge Telerate deciding to implement, in whole or in part, an alternative Year 2000 solution for its TRADESTATION clients (e.g., not implementing the TRADESTATION 2000I upgrade and replacing TRADESTATION with Bridge Telerate's or other third-party software), which, if that occurred, could have a material adverse effect on the Company's financial expectations under its agreement with Bridge Telerate.

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

     During the fourth quarter of 1998, the Company implemented a new customer integrated support and general ledger system and a new telephone system, each of which, according to the respective vendors, complies or will timely comply with all known Year 2000 requirements. Although the Company has not undertaken further evaluation of Year 2000 compliance issues with respect to its vendors, and does not intend to, the Company does not believe that it will encounter significant difficulties with respect to Year 2000 compliance issues that its vendors may experience because the products and services that the Company obtains from its vendors are generally not Year 2000 date sensitive, other than telecommunications services. Nevertheless, to the extent the Company's vendors experience Year 2000 difficulties with their internal billing and shipping systems or otherwise, the Company may face delays in obtaining certain products and services. In the event that the Company's telecommunications services are materially disrupted as a result of Year 2000 difficulties (which would be applicable to businesses using telecommunications services generally), material adverse effects to the Company's financial condition and results of operations would likely be suffered. Other than general Year 2000 compliance failures relating to telecommunications services, which the Company has no reason to believe will occur and are, in any event, not within the Company's control, the Company does not expect that its vendors' Year 2000 difficulties, to the extent they exist, will have a significant effect on the Company's business or operations. Accordingly, the Company has not developed, and has no current plans to develop, any contingency plans relating to its vendors' potential Year 2000 difficulties.

FORWARD-LOOKING STATEMENTS

     This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "may," "prospect," "should," "looking forward" and similar expressions as they relate to the Company or its management are intended to identify the forward-looking statements. These statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced. Factors that may cause or contribute to such differences and impact future events include, but are not limited to, lower-than-expected upgrade orders over the next three quarters, lower-than-expected new product orders over future quarters, failure of customer acceptance of the new products (due to technical difficulties or errors in the products, increased hardware or software requirements to use the products, unfavorable critical reviews, increased competition, or other reasons), the level of returns and bad debt, the timeliness and success of the Company's marketing of upgrades to its customer base, the timeliness and success of the expected 1999 release of SUPERCHARTS 2000I, the number, timing and significance of additional new product introductions by the Company and its competitors, the level of product and price competition, changes in the Company's sales incentive or marketing strategies, changes in demand for the Company's products, changes in operating expenses, attempts by the Company to enter new markets or expand into related businesses and the cost, timing and success thereof, general economic and market factors, including changes in the securities and financial markets, as well as those discussed in other sections of this report and in the Company's press releases and its filings with the Securities and Exchange Commission including, but not limited to, the Company's December 31, 1998 Annual Report on Form 10-K (including in the section titled "Forward Looking Statements; Business Risks" in
Item 7 thereof), any of which could have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

     For a discussion of the lawsuit captioned RICHARD M. RHODES V. WILLIAM R. CRUZ; RALPH L. CRUZ; OMEGA RESEARCH, INC.; BANCAMERICA ROBERTSON STEPHENS; LEHMAN BROTHERS; AND HAMBRECHT & QUIST (Case No. 98-0174-CIV-Lenard), see the first two paragraphs of Note 5 of the Notes to Financial Statements in Item 1 of Part I of this report, which are incorporated by reference into this Item 1 of Part II.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      SALES OF UNREGISTERED SECURITIES

    During the three months ended March 31, 1999, the Company issued to 43 employees options to purchase an aggregate of 241,500 shares of Common Stock, all of which vest ratably over a five-year period. Of that total, 225,250 of such options are exercisable at prices from $2.82 to $7.66 per share, which was the fair market value of the Company's Common Stock on the respective dates on which those options were granted, and 16,250 of such options were issued at $1.66, or $97,500 in the aggregate below fair market value at the date of grant based upon the fair market value of the Company's Common Stock on the date which those 16,250 options were granted. This difference is being amortized over the five-year vesting period of the related stock options. All of the options were granted under the Company's Amended and Restated 1996 Incentive Stock Plan, as amended, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

    All the foregoing options were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

    Other than as described above, the Company did not issue or sell any unregistered securities during the first quarter of 1999.

(d)      USE OF PROCEEDS

    The Company effected an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-3207) which was declared effective by the Securities and Exchange Commission on September 30, 1997. For a description of the Company's use of proceeds from such offering, see Item 2(d) of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          EXHIBITS

             27.1     Financial Data Schedule

(b)          REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OMEGA RESEARCH, INC.
                                       Registrant

MAY 14, 1999                           /s/ SALOMON SREDNI
------------                           -----------------------------
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

                              OMEGA RESEARCH, INC.

                                  EXHIBIT INDEX

  EXHIBIT
    NO.               DOCUMENT DESCRIPTION
----------            ---------------------
    27.1              Financial Data Schedule