Form 10-Q
period 1999-06-30
OMEGA RESEARCH INC
filed 1999-08-06
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to_________

                         Commission file number 0-22895

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

Yes   X      No _____

    AS OF AUGUST 1, 1999 THERE WERE 22,455,334 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                              OMEGA RESEARCH, INC.

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I.    FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Balance Sheets
                        June 30, 1999 (unaudited) and December 31, 1998 (audited)....................       3

              Statements of Income
                        Three and six months ended June 30, 1999 and 1998 (unaudited)................       4

              Statements of Cash Flows
                        Six months ended June 30, 1999 and 1998 (unaudited)..........................       5

              Notes to Financial Statements (unaudited)..............................................       6

Item 2.       Management's Discussion and Analysis of Financial Condition and
                        Results of Operations........................................................       8

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.............................      13

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................      14
Item 2.       Changes in Securities and Use of Proceeds..............................................      14
Item 6.       Exhibits and Reports on Form 8-K.......................................................      14
Signature............................................................................................      15
Exhibit Index........................................................................................      16


                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              OMEGA RESEARCH, INC.
                                 BALANCE SHEETS

                                                             JUNE 30,         DECEMBER 31,
                                                               1999               1998
                                                            -----------       ------------
                         ASSETS                             (UNAUDITED)         (AUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                               $ 6,849,347        $ 7,436,980
    Marketable securities                                     5,485,313          5,736,958
    Accounts receivable, net                                 12,942,921          9,246,474
    Inventories                                                  16,112            131,659
    Other current assets                                        439,566            692,273
    Deferred income taxes                                     8,486,000          4,541,000
                                                            -----------        -----------
         Total current assets                                34,219,259         27,785,344

PROPERTY AND EQUIPMENT, net                                   2,108,902          1,670,925
OTHER ASSETS                                                    438,612            185,854
                                                            -----------        -----------
         Total assets                                       $36,766,773        $29,642,123
                                                            ===========        ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                        $ 1,488,428        $ 1,082,521
    Accrued expenses                                          1,385,037            962,464
    Deferred revenue                                          1,334,000            105,035
    Income taxes payable                                      1,785,260                  -
                                                            -----------        -----------
         Total current liabilities                            5,992,725          2,150,020
                                                            -----------        -----------
SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 25,000,000 shares
       authorized, none issued and outstanding                        -                  -
    Common stock, $.01 par value; 100,000,000
       shares authorized, 22,426,770 and 22,269,964
       issued and outstanding at June 30, 1999
       and December 31, 1998, respectively                      224,268            222,700
    Additional paid-in capital                               24,339,268         23,913,877
    Retained earnings                                         6,210,512          3,355,526
                                                            -----------        -----------
         Total shareholders' equity                          30,774,048         27,492,103
                                                            -----------        -----------
         Total liabilities and shareholders' equity         $36,766,773        $29,642,123
                                                            ===========        ===========

                 The accompanying notes to financial statements
                  are an integral part of these balance sheets.

                              OMEGA RESEARCH, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                         JUNE 30,                                   JUNE 30,
                                             ------------------------------           --------------------------------
                                                 1999               1998                  1999                 1998
                                             -----------         ----------           -----------          -----------
NET REVENUES:
    Licensing fees                           $ 8,564,365         $5,715,496           $16,384,492          $11,361,399
    Other revenues                             2,412,799          1,936,101             4,033,460            3,320,992
                                             -----------         ----------           -----------          -----------
           Total net revenues                 10,977,164          7,651,597            20,417,952           14,682,391
                                             -----------         ----------           -----------          -----------
OPERATING EXPENSES:
    Cost of licensing fees                       455,389            518,833               938,180              970,085
    Product development                        1,119,820            835,868             2,184,567            1,550,887
    Sales and marketing                        4,536,311          3,837,243             8,386,192            7,158,839
    General and administrative                 2,323,246          1,276,184             4,551,702            2,673,440
                                             -----------         ----------           -----------          -----------
           Total operating expenses            8,434,766          6,468,128            16,060,641           12,353,251
                                             -----------         ----------           -----------          -----------
           Income from operations              2,542,398          1,183,469             4,357,311            2,329,140
OTHER INCOME, net                                127,972            115,549               237,675              220,832
                                             -----------         ----------           -----------          -----------
           Income before income taxes          2,670,370          1,299,018             4,594,986            2,549,972

INCOME TAX PROVISION                           1,026,000            482,000             1,740,000              931,000
                                             -----------         ----------           -----------          -----------
           Net income                        $ 1,644,370         $  817,018           $ 2,854,986          $ 1,618,972
                                             ===========         ==========           ===========          ===========

EARNINGS PER SHARE (Note 3):
           Basic                             $      0.07         $     0.04           $      0.13          $      0.07
                                             ===========         ==========           ===========          ===========
           Diluted                           $      0.07         $     0.04           $      0.12          $      0.07
                                             ===========         ==========           ===========          ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                              OMEGA RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                    --------------------------
                                                                        1999           1998
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 2,854,986    $ 1,618,972
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation and amortization                                       405,739        178,494
    Provision for doubtful accounts                                   2,300,000        882,835
    Compensation expense on stock option grants                          77,713         61,168
    Deferred income tax benefit                                      (3,945,000)      (874,000)
    (Increase) decrease in:
         Accounts receivable                                         (5,996,447)    (1,019,337)
         Inventories                                                    115,547          2,398
         Other current assets                                           252,707       (155,564)
         Other assets                                                  (181,903)             -
    Increase (decrease) in:
         Accounts payable                                               405,909        181,587
         Accrued expenses                                               422,571        311,508
         Deferred revenue                                             1,228,965        (47,395)
         Income taxes payable                                         1,785,260       (419,500)
                                                                    -----------    -----------
             Net cash (used in) provided by operating activities       (273,953)       721,166
                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (829,571)      (511,533)
    Purchase of marketable securities                                         -     (2,321,972)
    Proceeds from maturity of marketable securities                     251,645
    Acquisition of data rights                                          (85,000)       (22,900)
                                                                    -----------    -----------
             Net cash used in investing activities                     (662,926)    (2,856,405)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of common stock                             349,246         13,200
                                                                    -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (587,633)    (2,122,039)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        7,436,980     12,323,515
                                                                    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 6,849,347    $10,201,476
                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for income taxes                                       $ 3,900,000    $ 2,224,500
                                                                    ============   ============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                              OMEGA RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

     The accompanying financial statements should be read in conjunction with the Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows which may be reported for the year or for any subsequent period.

1.  ACCOUNTS RECEIVABLE

     Accounts receivable are principally from individuals and distributors of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $6.0 million and $3.7 million at June 30, 1999 and December 31, 1998, respectively, and allowances for potential returns of approximately $13.9 million and $7.4 million at June 30, 1999 and December 31, 1998, respectively.

2.  DEFERRED REVENUE

     Deferred revenue is comprised of deferrals for (i) licensing fees revenue for which obligations have not yet been fulfilled (such as committed upgrades) and amounts not due within the next twelve months, and (ii) registration fees and sponsorship and exhibitor deposits for OmegaWorld, the Company's annual conference, designed to highlight the benefits of system trading and development, held during the second quarter of 1999. Deferred revenue at June 30, 1999 and December 31, 1998 consists of the following:

                                          JUNE 30,            DECEMBER 31,
                                            1999                  1998
                                         ----------             --------
   Licensing fees revenue                $1,334,000             $ 48,450
   OmegaWorld                                     -               56,585
                                         ----------             --------
                                         $1,334,000             $105,035
                                         ==========             ========

3.  EARNINGS PER SHARE

     Weighted average shares outstanding for the three and six month periods ended June 30, 1999 and 1998 are calculated as follows:

                                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                   JUNE 30,                      JUNE 30,
                                                           ------------------------      ------------------------
                                                              1999          1998            1999          1998
                                                              ----          ----            ----          ----
  Weighted average shares outstanding (basic)              22,373,533    22,249,575      22,338,531    22,247,863
  Impact of dilutive options after applying
      the treasury stock method                             2,160,682       769,467       2,119,828       651,083
                                                           ----------    ----------      ----------    ----------
  Weighted average shares outstanding (diluted)            24,534,215    23,019,042      24,458,359    22,898,946
                                                           ===========   ==========      ===========   ==========
  Options outstanding which are not included in
       the calculation of diluted earnings per share
       because their impact is antidilutive                   122,435       273,500         122,435       380,000
                                                           ===========   ==========      ===========   ==========

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

     On March 1, 1999, the court dismissed all of the claims in the suit, most with prejudice. The plaintiffs were granted the right to replead, within ten days following the date of the order, the claims that were dismissed without prejudice. The plaintiffs did not replead any claims, but filed a notice of appeal with the United States Court of Appeals for the Eleventh Circuit (the "Court of Appeals"). On July 1, 1999, pursuant to the stipulation of the parties, the Court of Appeals issued a final order which dismissed with prejudice all claims against the Company and all other defendants.

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

RESULTS OF OPERATIONS

   The following table presents, for the periods indicated, certain items in the Company's statement of income reflected as a percentage of total revenues and as a percentage of licensing fees:

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                  -------------------           -------------------
                                                   1999          1998            1999          1998
                                                  -----         -----           -----         -----
AS A PERCENTAGE OF TOTAL NET REVENUES:
     Licensing fees                                78.0%         74.7%           80.2%         77.4%
     Other revenues                                22.0          25.3            19.8          22.6
                                                  -----         -----           -----         -----
           Total net revenues                     100.0         100.0           100.0         100.0
                                                  -----         -----           -----         -----
Operating expenses:
     Cost of licensing fees                         4.1           6.8             4.6           6.6
     Product development                           10.2          10.9            10.7          10.6
     Sales and marketing                           41.3          50.1            41.1          48.7
     General and administrative                    21.2          16.7            22.3          18.2
                                                  -----         -----           -----         -----
           Total operating expenses                76.8          84.5            78.7          84.1
                                                  -----         -----           -----         -----
Income from operations                             23.2%         15.5%           21.3%         15.9%
                                                  =====         =====           =====         =====
AS A PERCENTAGE OF LICENSING FEES:
Operating expenses:
     Cost of licensing fees                         5.3           9.1             5.7           8.5
     Product development                           13.1          14.6            13.3          13.7
     Sales and marketing                           53.0          67.2            51.2          63.0
     General and administrative                    27.1          22.3            27.8          23.5
                                                  -----         -----           -----         -----
           Total operating expenses                98.5%        113.2%           98.0%        108.7%
                                                  =====         =====           =====         =====

QUARTERS ENDED JUNE 30, 1999 AND 1998

NET REVENUES

     TOTAL NET REVENUES. The Company's total net revenues increased 43% from $7.7 million in the three months ended June 30, 1998 to $11.0 million in the comparable period of 1999.

     LICENSING FEES. Licensing fees increased 50% from $5.7 million in the three months ended June 30, 1998 to $8.6 million in the comparable period of 1999, primarily due to an increase in gross sales resulting from the release, on February 22, 1999, of the Company's 2000I software products. No assurances can be given that such increases will continue or that a trend of any kind has been established. The Company has provided what it believes are appropriate provisions for returns, in light of its 30-day right of return policy, but no assurance can be given that the rate of returns will not increase beyond the reserved levels.

     OTHER REVENUES. Other revenues increased 25% from $1.9 million in the three months ended June 30, 1998 to $2.4 million in the comparable period of 1999, primarily due to an increase in revenues generated from OmegaWorld, the Company's annual conference, and an increase in minimum royalties under the Company's license agreement with Telerate, Inc. ("Bridge Telerate"), a subsidiary of Bridge Information Systems, Inc.

OPERATING EXPENSES

     COST OF LICENSING FEES. Cost of licensing fees consists primarily of product media, packaging and storage and inventory costs. Cost of licensing fees was approximately $455,000 in the three months ended June 30, 1999 and $519,000 in the comparable period of 1998. Cost of licensing fees as a percentage of licensing fees decreased from 9% in the three months ended June 30, 1998 to 5% in the comparable period of 1999, primarily due to a shift in product mix to higher-priced products during 1999.

     PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of new products, enhancements to existing products, testing of products and the creation of documentation, and consist primarily of salaries, other personnel costs and depreciation of computer and related equipment. Product development expenses increased 34% from $836,000 in the three months ended June 30, 1998 to $1.1 million in the comparable period of 1999, primarily due to an increase in the number of individuals employed in product development. Product development expenses as a percentage of licensing fees decreased from 15% in the three months ended June 30, 1998 to 13% in the comparable period of 1999 primarily as a result of increased license fees partially offset by increased expenses. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company seeks to develop new products and enhance existing products.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products to investors, sales commissions, salaries for the customer support center and marketing personnel, other personnel costs, web site design and administration costs, and shipping expenses. Sales and marketing expenses increased from $3.8 million in the three months ended June 30, 1998 to $4.5 million in the comparable period of 1999, primarily due to increased personnel expenses related to increased sales and marketing personnel and increased commissions as well as increased costs related to OmegaWorld, partially offset by decreased advertising (including print advertising, television advertising and direct mailers). Sales and marketing expenses as a percentage of licensing fees decreased from 67% in the three months ended June 30, 1998 to 53% in the comparable period of 1999, primarily as a result of increased licensing fees partially offset by increased expenses. The Company expects the level of sales and marketing expenses, including advertising and promotional costs, to vary with the level of sales; however, in the near term, sales and marketing expenses are expected to increase as the Company continues to promote its 2000I product line.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of provision for bad debt, employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees, as well as professional fees, rent and other facility expenses. General and administrative expenses increased from $1.3 million in the three months ended June 30, 1998 to $2.3 million in the comparable period of 1999, primarily due to increased bad debt expense and increased personnel and related costs. General and administrative expenses as a percentage of licensing fees increased from 22% in the three months ended June 30, 1998 to 27% in the comparable period of 1999, primarily as a result of the increase in the above-described expenses partially offset by increased licensing fees. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of provision required for bad debt, the level of hiring of additional personnel to support the expected growth of the Company, and the extent, if any, to which the Company enters new markets or related businesses.

OTHER INCOME, NET

     Other income, net consists primarily of investment income from cash and cash equivalents and marketable securities. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net increased from $116,000 in the three months ended June 30, 1998 to $128,000 in the comparable period of 1999.

INCOME TAXES

     The Company recorded a provision for income taxes of $1.0 million and $482,000 for the three months ended June 30, 1999 and 1998, respectively, based upon the effective annual income tax rate. The effective tax rates for three months ended June 30, 1999 and 1998 were 38% and 37%, respectively, and are below the 39% statutory rate as a result of the impact of tax-free investment income.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NET REVENUES

     TOTAL NET REVENUES. The Company's total net revenues increased 39% from $14.7 in the six months ended June 30, 1998 to $20.4 million in the comparable period of 1999.

     LICENSING FEES. Licensing fees increased 44% from $11.4 million in the six months ended June 30, 1998 to $16.4 million in the comparable period of 1999, primarily due to an increase in gross sales resulting from the release, on February 22, 1999, of the Company's 2000I software products. No assurances can be given that such increases will continue or that a trend of any kind has been established. The Company has provided what it believes are appropriate provisions for returns, in light of its 30-day right of return policy, but no assurance can be given that the rate of returns will not increase beyond the reserved levels.

     OTHER REVENUES. Other revenues increased 21% from $3.3 million in the six months ended June 30, 1998 to $4.0 million in the comparable period of 1999, primarily due to an increase in minimum royalties under the Company's license agreement with Bridge Telerate, and, to a lesser extent, an increase in revenues generated from OmegaWorld.

OPERATING EXPENSES

     COST OF LICENSING FEES. Cost of licensing fees was approximately $938,000 in the six months ended June 30, 1999 and $970,000 in the comparable period of 1998. Cost of licensing fees as a percentage of licensing fees decreased from 9% in the six months ended June 30, 1998 to 6% in the comparable period of 1999, primarily due to a shift in product mix to higher-priced products during 1999 and to the impact of a one-time payment made to a third party in conjunction with the development of certain technology for the Company during the comparable period of 1998.

     PRODUCT DEVELOPMENT. Product development expenses increased 41% from $1.6 million in the six months ended June 30, 1998 to $2.2 million in the comparable period of 1999, primarily due to an increase in the number of individuals employed in product development. Product development expenses as a percentage of licensing fees was consistent in the six months ended 1999 and 1998, respectively. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company seeks to develop new products and enhance existing products.

     SALES AND MARKETING. Sales and marketing expenses increased from $7.2 million in the six months ended June 30, 1998 to $8.4 million in the comparable period of 1999, primarily due to increased personnel expenses related to increased sales and marketing personnel and increased commissions, increased costs related to OmegaWorld and increased travel costs, partially offset by decreased advertising (including print advertising, television advertising and direct mailers). Sales and marketing expenses as a percentage of licensing fees decreased from 63% in the six months ended June 30, 1998 to 51% in the comparable period of 1999, primarily as a result of increased licensing fees partially offset by increased expenses. The Company expects the level of sales and marketing expenses, including advertising and promotional costs, to vary with the level of sales; however, in the near term, sales and marketing expenses are expected to increase as the Company continues to promote its 2000I product line.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $2.7 million in the six months ended June 30, 1998 to $4.6 million in the comparable period of 1999, primarily due to increased bad debt expense and increased personnel and related costs. General and administrative expenses as a percentage of licensing fees increased from 24% in the six months ended June 30, 1998 to 28% in the comparable period of 1999, primarily as a result of the increase in the above-described expenses partially offset by increased licensing fees. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of provision required for bad debt, the level of hiring of additional personnel to support the expected growth of the Company, and the extent, if any, to which the Company enters new markets or related businesses.

OTHER INCOME, NET

     Other income, net increased from $221,000 in the six months ended June 30, 1998 to $238,000 in the comparable period of 1999.

INCOME TAXES

     The Company recorded a provision for income taxes of $1.7 million and $931,000 for the six months ended June 30, 1999 and 1998, respectively, based upon the effective annual income tax rate. The effective tax rates for six months ended June 30, 1999 and 1998 were 38% and 37%, respectively, and are below the 39% statutory rate as a result of the impact of tax-free investment income.

VARIABILITY OF RESULTS

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. This is particularly important in the first six months of 1999 when licensing fees revenue reflects what the Company believes is some pent-up demand for its 2000I line of products as well as significant upgrade revenue. The Company's quarterly revenues and operating results have varied in the past and are likely to vary from quarter to quarter in the future. Such fluctuations may result in volatility in the price of the Common Stock. As budgeted expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management's expectations, then results of operations are likely to be adversely affected because a relatively small amount of the Company's expenses varies with its revenues in the short term. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of releases of new products and/or enhancements, increased competition, variations in the mix of sales, announcements of new products and/or enhancements (such as the 2000I products) by the Company or its competitors, entry by the Company into new markets or related businesses and other factors. Such fluctuations may result in volatility in the price of the Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Company had cash and cash equivalents of approximately $6.8 million, investments in short-term marketable securities of $5.5 million, and working capital of approximately $28.2 million. Marketable securities consist of investment grade municipal bonds maturing, on average, within a year.

     Cash used by operating activities totaled $274,000 in the six months ended June 30, 1999, while cash provided by operating activities totaled $721,000 in the six months ended June 30, 1998. The decrease in net cash provided by operations in the six months ended June 30, 1999 was primarily attributable to an increase in accounts receivable, net of deferred revenue, partially offset by higher net income and the timing of certain payments for liabilities.

     The Company's investing activities used cash of $663,000 and $2.9 million in the six months ended June 30, 1999 and 1998, respectively. The principal use of cash in investing activities in the six months ended June 30, 1999 and 1998 was for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations, as well as for the purchase of marketable securities in 1998.

     The Company's financing activities provided cash of $349,000 and $13,000 in the six months ended June 30, 1999 and 1998, respectively. Cash provided was from the issuance of Common Stock from the exercise of stock options under the Company's Amended and Restated 1996 Incentive Stock Plan and the Company's 1997 Employee Stock Purchase Plan.

     Assuming there is no significant change in the Company's business, the Company believes that existing cash and liquid asset balances and cash flows from operations will be sufficient to meet its normal working capital and capital expenditure requirements for at least the next 12 months.

YEAR 2000 COMPLIANCE

     The 2000I versions of the Company's products are year 2000 compliant. Consistent with the Company's expectations in its previous reports, a Year 2000 solution for the most recent prior shipping versions of the Company's products, TRADESTATION 4, OPTIONSTATION 1.2, TRADESTATION PROSUITE 4 and SUPERCHARTS 4 (which is the current shipping version until SUPERCHARTS 2000I is released) was made available at no charge on June 30, 1999 to all registered customers in good-payment standing of those versions. A Year 2000 solution for Portfolio Maximizer is expected to be made available at no charge prior to the end of this summer. The Company's Year 2000 solutions are being made available subject to certain assumptions, limitations and disclaimers stated in the Year 2000 section of the Company's web site, which is accessible through the web site home page, omegaresearch.com. Such assumptions, limitations and disclaimers relate to, among other things, hardware, operating system and communications system requirements, datafeeds and data files with which the products are compatible, possible future improvements or refinements, and certain date limitations. Further, there can be no assurance that the modifications made are or will be error free or do not or will not adversely affect functionality of the products in ways not currently anticipated by the Company.

     The Company has not incurred any material expenditures to date specifically to provide Year 2000 solutions for its products. However, during the second quarter of 1999, the Company utilized internal resources having an approximate aggregate value under $100,000 to provide its Year 2000 solution for its most recent prior shipping versions.

     There will be no Year 2000 modifications or solutions for any versions of the Company's products introduced prior to those versions specifically mentioned above, or for any other products not specifically named above, or any discontinued products, such as WALL STREET ANALYST and SYSTEM WRITER.

     In November 1998, Bridge Telerate expressed to the Company concerns as to whether the Bridge Telerate subscribers using TRADESTATION would receive, in a timely fashion, the year 2000 compliant TRADESTATION 2000I upgrade, and made certain demands in this regard. As a result, the parties discussed in November 1998 that delivery to Bridge Telerate of TRADESTATION 2000I by the end of January should be sufficient time for the parties to develop and test compatibility between TRADESTATION 2000I and the latest Bridgefeed technology ("Bridgefeed 4") on which Bridge Telerate data is to be delivered, and for Bridge Telerate to install such upgrade on all existing Bridge Telerate terminals using TRADESTATION. The Company in fact delivered the TRADESTATION 2000I upgrade to Bridge Telerate on Monday, February 1, 1999 and, at Bridge Telerate's request, development of compatibility commenced February 16, 1999. Final testing of compatibility of the TradeStation 2000I upgrade and Bridgefeed 4 is nearly completed. However, Bridge Telerate recently informed the Company of its belief that Bridge Telerate could deliver to its TRADESTATION customers a more effective and timely short-term Year 2000 solution if the Company would make the prior version of TRADESTATION delivered to Bridge Telerate Year 2000 compliant so that it will work with the existing (i.e., not the Bridgefeed 4) Bridge Telerate datafeeds currently being used by Bridge Telerate customers (which Bridge Telerate is in the process of rendering year 2000 compliant). The parties are currently attempting to conclude discussions as to the best approach to take to best address the Year 2000 issue with respect to Bridge Telerate customers using TRADESTATION. Notwithstanding the Company's adherence to Bridge Telerate's timetable, and its indication that it is open to cooperating with Bridge Telerate's new approach, no assurances can be given that development or installation delays, should they occur, would not result in Bridge Telerate deciding to implement, in whole or in part, an alternative Year 2000 solution for its TRADESTATION clients (e.g., not implementing the TRADESTATION 2000I upgrade or the short-term solution recently proposed and replacing TRADESTATION with Bridge Telerate's or other third-party software), which, if that occurred, could have a material adverse effect on the Company's financial expectations under its agreement with Bridge Telerate.

     In general, the Company's failure to deliver and/or continue to implement appropriate Year 2000 solutions in a timely fashion, or at all, would render all pre-2000I versions of the Company's products, including those for which the Company has decided to provide no solutions, essentially useless, which could result in material adverse effects on the Company and its financial condition, results of operations and prospects. Inasmuch as the Year 2000 solutions described above are, the Company believes, the only viable and practical solutions, and are being achieved and/or are achievable in a timely manner, the Company has no contingency plans.

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

FORWARD-LOOKING STATEMENTS

     This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "may," "prospect," "should," "looking forward" and similar expressions as they relate to the Company or its management are intended to identify the forward-looking statements. These statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced. Factors that may cause or contribute to such differences and impact future events include, but are not limited to, lower-than-expected upgrade orders over the next two quarters, lower-than-expected new product orders over future quarters, failure of customer acceptance of the new products (due to technical difficulties or errors in the products, increased hardware or software requirements to use the products, unfavorable critical reviews, increased competition, or other reasons), the level of returns and bad debt, the timeliness and success of the Company's marketing of upgrades to its customer base, the level of benefit to the Company from its increased sales personnel, the timeliness and success of the expected 1999 release of SUPERCHARTS 2000I, the number, timing and significance of additional new product introductions by the Company and its competitors, the level of product and price competition, changes in the Company's sales incentive or marketing strategies, changes in demand for the Company's products, changes in operating expenses, attempts by the Company to enter new markets or expand into related businesses and the cost, timing and success thereof, general economic and market factors, including changes in the securities and financial markets, as well as those discussed in other sections of this report and in the Company's press releases and its filings with the Securities and Exchange Commission including, but not limited to, the Company's December 31, 1998 Annual Report on Form 10-K (including in the section titled "Forward Looking Statements; Business Risks" in Item 7 thereof), any of which could have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     For a discussion of the favorable final disposition of the lawsuit captioned RICHARD M. RHODES V. WILLIAM R. CRUZ; RALPH L. CRUZ; OMEGA RESEARCH, INC.; BANCAMERICA ROBERTSON STEPHENS; LEHMAN BROTHERS; AND HAMBRECHT & QUIST (Case No. 98-0174-CIV-Lenard), see the first two paragraphs of Note 5 of the Notes to Financial Statements in Item 1 of Part I of this report, which are incorporated by reference into this Item 1 of Part II.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(C)      SALES OF UNREGISTERED SECURITIES

    During the three months ended June 30, 1999, the Company issued to 14 employees options to purchase an aggregate of 263,000 shares of Common Stock, of which options to purchase an aggregate of 198,000 shares of Common Stock are subject to the conditions subsequent that the total shares of Common Stock of the Company reserved for issuance under the Company's Amended and Restated 1996 Incentive Stock Plan, as amended, are, no later than December 28, 1999, increased with shareholder approval to at least 3,500,000 shares, and, if that condition does not occur, said grants shall be void. All such options vest ratably over a five-year period and are exercisable at prices of either $8.57 and $10.25 per share, which was the fair market value of the Company's Common Stock on the respective dates on which the options were granted. All of the options were granted under the Company's Amended and Restated 1996 Incentive Stock Plan, as amended, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

    All the foregoing options were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

    Other than as described above, the Company did not issue or sell any unregistered securities during the second quarter of 1999.

(D)      USE OF PROCEEDS

    The Company effected an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-3207) which was declared effective by the Securities and Exchange Commission on September 30, 1997. For a description of the Company's use of proceeds from such offering, see Item 2(d) of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         27.1     Financial Data Schedule

(B)      REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 OMEGA RESEARCH, INC.
                                 Registrant

AUGUST 6, 1999                   /s/ SALOMON SREDNI
--------------                   ---------------------------
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