Form 10-Q
period 1999-09-30
OMEGA RESEARCH INC
filed 1999-11-12
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period _____ from to _____

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

                                 (305) 485-7000
               --------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__  No _____

     AS OF NOVEMBER 9, 1999 THERE WERE 24,466,267 SHARES OF THE REGISTRANT'S
                           COMMON STOCK OUTSTANDING.

                              OMEGA RESEARCH, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Balance Sheets
                    September 30, 1999 (unaudited) and December 31, 1998
                     (audited)..............................................  3

           Statements of Income
                    Three and nine months ended September 30, 1999 and 1998
                     (unaudited)...........................................   4

           Statements of Cash Flows
                    Nine months ended September 30, 1999 and 1998
                     (unaudited)...........................................   5

           Notes to Financial Statements (unaudited).......................   6

Item 2.    Management's Discussion and Analysis of Financial Condition and
                     Results of Operations.................................   8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......  15

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...............................................  16

Item 2.    Changes in Securities and Use of Proceeds.......................  16

Item 4.    Submission of Matters to a Vote of Security Holders.............  16

Item 6.    Exhibits and Reports on Form 8-K................................  17

Signature..................................................................  18

Exhibit Index..............................................................  19

                           PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                              OMEGA RESEARCH, INC.
                                 BALANCE SHEETS

                                                           SEPTEMBER 30,   DECEMBER 31,
                                                               1999            1998
                                                           -----------     -----------
                     ASSETS                                (UNAUDITED)      (AUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                              $ 6,697,071     $ 7,436,980
    Marketable securities                                    4,473,143       5,736,958
    Accounts receivable, net                                13,666,315       9,246,474
    Inventories                                                 86,001         131,659
    Other current assets                                       864,739         692,273
    Deferred income taxes                                    8,279,000       4,541,000
                                                           -----------     -----------
         Total current assets                               34,066,269      27,785,344

PROPERTY AND EQUIPMENT, net                                  2,138,096       1,670,925
OTHER ASSETS                                                   413,535         185,854
                                                           -----------     -----------
         Total assets                                      $36,617,900     $29,642,123
                                                           ===========     ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                       $ 1,426,529     $ 1,082,521
    Accrued expenses                                         1,289,296         962,464
    Deferred revenue                                         1,390,375         105,035
                                                           -----------     -----------
         Total current liabilities                           4,106,200       2,150,020
                                                           -----------     -----------

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 25,000,000 shares
       authorized, none issued and outstanding                      --              --
    Common stock, $.01 par value; 100,000,000
       shares authorized, 22,463,439 and 22,269,964
       issued and outstanding at September 30, 1999
       and December 31, 1998, respectively                     224,634         222,700
    Additional paid-in capital                              24,437,214      23,913,877
    Retained earnings                                        7,849,852       3,355,526
                                                           -----------     -----------
         Total shareholders' equity                         32,511,700      27,492,103
                                                           -----------     -----------
         Total liabilities and shareholders' equity        $36,617,900     $29,642,123
                                                           ===========     ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                              OMEGA RESEARCH, INC.
                              STATEMENTS OF INCOME
                                   (UNAUDITED)

                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                          ---------------------------     ---------------------------
                                              1999            1998           1999            1998
                                          -----------     -----------     -----------     -----------
NET REVENUES:
    Licensing fees                        $ 9,192,236     $ 4,980,272     $25,576,728     $16,341,669
    Other revenues                          1,600,324       1,489,201       5,633,784       4,810,194
                                          -----------     -----------     -----------     -----------
           Total net revenues              10,792,560       6,469,473      31,210,512      21,151,863
                                          -----------     -----------     -----------     -----------

OPERATING EXPENSES:
    Cost of licensing fees                    459,638         312,564       1,397,818       1,282,650
    Product development                     1,116,895         854,512       3,301,462       2,405,400
    Sales and marketing                     4,440,324       3,632,281      12,826,516      10,791,122
    General and administrative              2,239,099       1,523,555       6,790,801       4,196,995
                                          -----------     -----------     -----------     -----------
           Total operating expenses         8,255,956       6,322,912      24,316,597      18,676,167
                                          -----------     -----------     -----------     -----------

           Income from operations           2,536,604         146,561       6,893,915       2,475,696
OTHER INCOME, net                              83,736         129,042         321,411         349,875
                                          -----------     -----------     -----------     -----------
           Income before income taxes       2,620,340         275,603       7,215,326       2,825,571

INCOME TAX PROVISION                          981,000          59,500       2,721,000         990,500
                                          -----------     -----------     -----------     -----------

           Net income                     $ 1,639,340     $   216,103     $ 4,494,326     $ 1,835,071
                                          ===========     ===========     ===========     ===========

EARNINGS PER SHARE (Note 3):
           Basic                          $      0.07     $      0.01     $      0.20     $      0.08
                                          ===========     ===========     ===========     ===========
           Diluted                        $      0.07     $      0.01     $      0.18     $      0.08
                                          ===========     ===========     ===========     ===========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                              OMEGA RESEARCH, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     ------------------------------
                                                                         1999              1998
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  4,494,326      $  1,835,071
Adjustments to reconcile net income to net cash
  (used in) provided by operating
   activities:
    Depreciation and amortization                                         645,183           292,708
    Provision for doubtful accounts                                     3,912,000         1,422,835
    Compensation expense on stock option grants                           106,644            87,520
    Deferred income tax benefit                                        (3,738,000)         (684,500)
    (Increase) decrease in:
         Accounts receivable                                           (8,331,841)         (913,076)
         Inventories                                                       45,658           (17,917)
         Other current assets                                            (172,466)         (445,676)
         Other assets                                                    (135,971)            5,556
    Increase (decrease) in:
         Accounts payable                                                 344,008           (87,863)
         Accrued expenses                                                 326,831           346,782
         Deferred revenue                                               1,285,340           (47,395)
         Income taxes payable                                                  --          (509,000)
                                                                     ------------      ------------
             Net cash (used in) provided by operating activities       (1,218,288)        1,285,045
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                               (1,084,063)       (1,058,007)
    Purchase of marketable securities                                          --        (4,017,819)
    Proceeds from maturity of marketable securities                     1,263,815                --
    Acquisition of data rights                                           (120,000)         (222,900)
                                                                     ------------      ------------
             Net cash provided by (used in) investing activities           59,752        (5,298,726)
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of common stock                               418,627            37,200
    Repayment of distributions to shareholders                                 --           135,022
                                                                     ------------      ------------
             Net cash provided by financing activities                    418,627           172,222
                                                                     ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (739,909)       (3,841,459)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          7,436,980        12,323,515
                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  6,697,071      $  8,482,056
                                                                     ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for income taxes                                        $  6,933,366      $  2,413,740
                                                                     ============      ============


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                              OMEGA RESEARCH, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The accompanying financial statements should be read in conjunction with the Financial Statements and Notes to Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows which may be reported for the year or for any subsequent period.

1.  ACCOUNTS RECEIVABLE

         Accounts receivable are principally from individuals and distributors of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $7.0 million and $3.7 million at September 30, 1999 and December 31, 1998, respectively, and allowances for potential returns of approximately $12.2 million and $7.4 million at September 30, 1999 and December 31, 1998, respectively.

2.  DEFERRED REVENUE

         Deferred revenue is comprised of deferrals for (i) licensing fees revenue for which amounts are not due within the next twelve months and for obligations which have not yet been fulfilled (such as committed upgrades), and
(ii) registration fees and sponsorship and exhibitor deposits for OmegaWorld, the Company's annual conference, designed to highlight the benefits of system trading and development, held during the second quarter of each year. Deferred revenue at September 30, 1999 and December 31, 1998 consists of the following:

                                SEPTEMBER 30,      DECEMBER 31,
                                    1999               1998
                                ------------       ------------
   Licensing fees revenue        $ 1,325,355          $  48,450
   OmegaWorld                         65,020             56,585
                                ------------       ------------
                                 $ 1,390,375          $ 105,035
                                ============       ============

3.  EARNINGS PER SHARE

         Weighted average shares outstanding for the three and nine month periods ended September 30, 1999 and 1998 are calculated as follows:


                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                       -------------------------     -------------------------
                                                         1999            1998          1999            1998
                                                         ----            ----          ----            ----
Weighted average shares outstanding (basic)            22,445,105     22,262,108     22,374,055     22,253,175
Impact of dilutive options after applying
    the treasury stock method                           1,909,914        402,833      2,049,858        585,085
                                                       ----------     ----------     ----------     ----------

Weighted average shares outstanding (diluted)          24,355,019     22,664,941     24,423,913     22,838,260
                                                       ==========     ==========     ==========     ==========

Options outstanding which are not included in
     the calculation of diluted earnings per share
     because their impact is antidilutive                 385,058        427,075        110,558        320,750
                                                       ==========     ==========     ==========     ==========


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

5.  SUBSEQUENT EVENTS

         Effective on October 26, 1999, the Company acquired by merger privately held Window On WallStreet Inc. ("Window On WallStreet"), an Internet-based provider of streaming real-time and historical quotes and a developer of on-line investment analysis tools. Under the terms of the merger agreement, Window On WallStreet shareholders received 2 million newly issued shares of the Company's common stock for all of the issued and outstanding shares of Window On WallStreet's common stock. In addition, the Company (i) repaid in accordance with its terms approximately $4.1 million of debt and related accrued interest and (ii) assumed all outstanding stock options to purchase Window On WallStreet common stock which, based on an exchange ratio of 0.210974, will be exercisable for an aggregate of approximately 182,565 shares of the Company's common stock. Following the merger, which is being accounted for as a pooling of interests, Window On WallStreet shareholders will own approximately 8 percent of the Company's outstanding common stock. Window On WallStreet had net revenues of approximately $2.7 million and a net loss of approximately $2.4 million for the nine months ended September 30, 1999, on an unaudited basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the Financial Statements and the Notes to Financial Statements contained herein. The results of operations for an interim period may not give a true indication of results for the year, or for any subsequent period.

RECENT DEVELOPMENTS

         Effective on October 26, 1999, the Company acquired by merger privately held Window On WallStreet Inc. ("Window On WallStreet"), an Internet-based provider of streaming real-time and historical quotes and a developer of on-line investment analysis tools. Under the terms of the merger agreement, Window On WallStreet shareholders received 2 million newly issued shares of the Company's common stock for all of the issued and outstanding shares of Window On WallStreet's common stock. In addition, the Company (i) repaid in accordance with its terms, approximately $4.1 million of debt and related accrued interest and (ii) assumed all outstanding stock options to purchase Window On WallStreet common stock which, based on an exchange ratio of 0.210974, will be exercisable for an aggregate of approximately 182,565 shares of the Company's common stock. Following the merger, which is being accounted for as a pooling of interests, Window On WallStreet shareholders will own approximately 8 percent of the Company's outstanding common stock. Window On WallStreet had net revenues of approximately $2.7 million and a net loss of approximately $2.4 million for the nine months ended September 30, 1999, on an unaudited basis.

         On November 8, 1999, the Company announced its expected launch early next year of TradeStation.com, the Internet's first streaming real-time decision support portal for the active trader. TradeStation.com is expected to provide subscribers with a wide array of content, educational tools and community forums, in addition to access to a streaming real-time decision support tool. In addition to providing free content to visitors, TradeStation.com is expected to generate revenues from subscribers (both direct and through its business to business offerings) and advertising. The Company also announced it expects to re-launch WindowOnWallStreet.com, which will include streaming real-time quotes, charts and news on a subscription basis, in approximately one month.

         As a result of the foregoing Internet initiative, revenue and expenses will be impacted in the future. As the Company migrates from a software product company to a service provider utilizing a subscription-based model, the Company expects a transition in the revenue stream to occur. The Company anticipates that it will begin to recognize subscription revenue on a monthly basis as opposed to recognizing net licensing fee revenue upfront as in the case of a product sale. This change is expected to create a short-term decrease in net revenues as the Company builds its subscriber base. The Company expects to benefit from the change to the subscription-based model and the resulting recurring revenue stream. The Company also expects to begin making significant investments which will include an increase in research and development spending and infrastructure outlays to add server capacity and development personnel as well as increased marketing and advertising expenditures to launch these initiatives and increase the Company's subscriber base. In addition, it is expected that the Company will record a one-time charge of approximately $1.3 million related to transaction costs associated with the Window On WallStreet acquisition. As a result of the acquisition of Window On WallStreet and the contemplated execution of the Company's Internet strategy, the Company expects to incur losses near-term through at least the next several quarters.

         It should be noted that the results of operations and liquidity and capital resources discussions below do not give effect to the merger or the impact of the Company's Internet initiative. See Item 6 in Part II of this report for the current reports on Form 8-K filed by the Company with respect to the Window on WallStreet acquisition and the Company's Internet initiative.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the Company's statement of income reflected as a percentage of total net revenues and as a percentage of licensing fees:

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                              ------------------        ------------------
                                               1999         1998         1999        1998
                                              -----        -----        -----        -----
AS A PERCENTAGE OF TOTAL NET REVENUES:
     Licensing fees                            85.2 %       77.0 %       81.9 %       77.3 %
     Other revenues                            14.8         23.0         18.1         22.7
                                              -----        -----        -----        -----
           Total net revenues                 100.0        100.0        100.0        100.0
                                              -----        -----        -----        -----

Operating expenses:
     Cost of licensing fees                     4.3          4.8          4.5          6.1
     Product development                       10.4         13.2         10.6         11.4
     Sales and marketing                       41.1         56.1         41.1         51.0
     General and administrative                20.7         23.6         21.7         19.8
                                              -----        -----        -----        -----
           Total operating expenses            76.5         97.7         77.9         88.3
                                              -----        -----        -----        -----
Income from operations                         23.5 %       2.3 %        22.1 %       11.7 %
                                              =====        =====        =====        =====

AS A PERCENTAGE OF LICENSING FEES:
Operating expenses:
     Cost of licensing fees                     5.0          6.3          5.5          7.9
     Product development                       12.1         17.2         12.9         14.7
     Sales and marketing                       48.3         72.9         50.1         66.0
     General and administrative                24.4         30.6         26.6         25.7
                                              -----        -----        -----        -----
           Total operating expenses            89.8 %      127.0 %       95.1 %      114.3 %
                                              =====        =====        =====        =====


QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998

NET REVENUES

         TOTAL NET REVENUES. The Company's total net revenues increased 67% from $6.5 million in the three months ended September 30, 1998 to $10.8 million in the comparable period of 1999.

         LICENSING FEES. Licensing fees increased 85% from $5.0 million in the three months ended September 30, 1998 to $9.2 million in the comparable period of 1999, primarily due to an increase in net revenues resulting from the release, on February 22, 1999, of the Company's 2000I software products. As a result of the Company's recent announcement regarding its Internet strategy, it is not expected that in the short-term the current level of licensing fees will continue and no assurance can be given as to what extent the new business model will impact licensing fees. The Company has provided what it believes are appropriate provisions for returns, in light of its 30-day right of return policy, but no assurance can be given that the rate of returns will not increase beyond the reserved levels, particularly due to the Company's announcement regarding its Internet initiative.

         OTHER REVENUES. Other revenues increased 7% from $1.5 million in the three months ended September 30, 1998 to $1.6 million in the comparable period of 1999, primarily due to an increase in minimum royalties under the Company's license agreement with Telerate, Inc. ("Bridge Telerate"), a subsidiary of Bridge Information Systems, Inc.

OPERATING EXPENSES

         COST OF LICENSING FEES. Cost of licensing fees consists primarily of product media, packaging and storage and inventory costs. Cost of licensing fees was approximately $460,000 in the three months ended September 30, 1999 and $313,000 in the comparable period of 1998. Cost of licensing fees as a percentage of licensing fees decreased from 6% in the three months ended September 30, 1998 to 5% in the comparable period of 1999, primarily due to a shift in product mix to higher-priced products during 1999.

         PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of new products, enhancements to existing products, testing of products and the creation of documentation, and consist primarily of salaries, other personnel costs and depreciation of computer and related equipment.

Product development expenses increased 31% from $855,000 in the three months ended September 30, 1998 to $1.1 million in the comparable period of 1999, primarily due to an increase in the number of individuals employed in product development. Product development expenses as a percentage of licensing fees decreased from 17% in the three months ended September 30, 1998 to 12% in the comparable period of 1999 primarily as a result of increased license fees partially offset by increased expenses. The Company anticipates that the absolute dollar amount of product development expenses will increase for the foreseeable future as the Company seeks, among other things, to expand into the Internet market and, in conjunction therewith, develop new products and services and enhance existing products.

         SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products to investors, sales commissions, salaries for the customer support center and marketing personnel, other personnel costs, web site design and administration costs, and shipping expenses. Sales and marketing expenses increased from $3.6 million in the three months ended September 30, 1998 to $4.4 million in the comparable period of 1999, primarily due to increased personnel expenses related to increased sales and marketing personnel and commissions and increased travel expenses, partially offset by a decline in advertising (including print advertising, television advertising and direct mailers). Sales and marketing expenses as a percentage of licensing fees decreased from 73% in the three months ended September 30, 1998 to 48% in the comparable period of 1999, primarily as a result of increased licensing fees partially offset by increased expenses. The Company expects the level of sales and marketing expenses, including advertising and promotional costs, to vary with the level of sales; however, in the near term, sales and marketing expenses are expected to increase as the Company begins to market its Internet strategy.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of provision for bad debt, employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees, as well as professional fees, rent and other facility expenses. General and administrative expenses increased from $1.5 million in the three months ended September 30, 1998 to $2.2 million in the comparable period of 1999, primarily due to increased bad debt expense offset by decreased consulting and professional fees. General and administrative expenses as a percentage of licensing fees decreased from 31% in the three months ended September 30, 1998 to 24% in the comparable period of 1999, primarily as a result of increased licensing fees partially offset by increased expenses. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of provision required for bad debt, the level of hiring of additional personnel and other expenses associated with the Company entering into the Internet product market and the integration of the Company's existing business with the operations of Window On WallStreet.

OTHER INCOME, NET

         Other income, net consists primarily of investment income from cash and cash equivalents and marketable securities. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade, short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net was $84,000 and $129,000 in the three months ended September 30, 1999 and 1998, respectively.

INCOME TAXES

         The Company recorded a provision for income taxes of $981,000 and $60,000 for the three months ended September 30, 1999 and 1998, respectively, based upon the effective annual income tax rate. The effective tax rates for three months ended September 30, 1999 and 1998 were 37% and 22%, respectively, and are below the 39% statutory rate as a result of the impact of tax-free investment income.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NET REVENUES

         TOTAL NET REVENUES. The Company's total net revenues increased 48% from $21.2 in the nine months ended September 30, 1998 to $31.2 million in the comparable period of 1999.

         LICENSING FEES. Licensing fees increased 57% from $16.3 million in the nine months ended September 30, 1998 to $25.6 million in the comparable period of 1999, primarily due to an increase in net revenues resulting from the release, on February 22, 1999, of the Company's 2000I software products. As a result of the Company's recent announcement regarding its Internet strategy, it is not expected that in the short-term the current level of licensing fees will continue and no assurance can be given as to what extent the new business model will impact licensing fees. The Company has provided what it believes are appropriate provisions for returns, in light of its 30-day right of return policy, but no assurance can be given that the rate of returns will not increase beyond the reserved levels, particularly due to the Company's announcement regarding its Internet initiative.

         OTHER REVENUES. Other revenues increased 17% from $4.8 million in the nine months ended September 30, 1998 to $5.6 million in the comparable period of 1999, primarily due to an increase in minimum royalties under the Company's license agreement with Bridge Telerate, and, to a lesser extent, an increase in revenues generated from OmegaWorld.

OPERATING EXPENSES

         COST OF LICENSING FEES. Cost of licensing fees was approximately $1.4 million in the nine months ended September 30, 1999 and $1.3 million in the comparable period of 1998. Cost of licensing fees as a percentage of licensing fees decreased from 8% in the nine months ended September 30, 1998 to 6% in the comparable period of 1999, primarily due to a shift in product mix to higher-priced products during 1999 and to the impact of a one-time payment made to a third party in conjunction with the development of certain technology for the Company during the comparable period of 1998.

         PRODUCT DEVELOPMENT. Product development expenses increased 37% from $2.4 million in the nine months ended September 30, 1998 to $3.3 million in the comparable period of 1999, primarily due to an increase in the number of individuals employed in product development. Product development expenses as a percentage of licensing fees decreased from 15% in the nine months ended September 30, 1998 to 13% in the comparable period of 1999, primarily as a result of increased licensing fees partially offset by increased expenses. The Company anticipates that the absolute dollar amount of product development expenses will increase for the foreseeable future as the Company seeks, among other things, to expand into the Internet market and, in conjunction therewith, develop new products and services and enhance existing products.

         SALES AND MARKETING. Sales and marketing expenses increased from $10.8 million in the nine months ended September 30, 1998 to $12.8 million in the comparable period of 1999, primarily due to increased personnel expenses related to increased sales and marketing personnel and commissions, and increased travel expenses and costs related to OmegaWorld, partially offset by decreased advertising (including print advertising, television advertising and direct mailers). Sales and marketing expenses as a percentage of licensing fees decreased from 66% in the nine months ended September 30, 1998 to 50% in the comparable period of 1999, primarily as a result of increased licensing fees partially offset by increased expenses. The Company expects the level of sales and marketing expenses, including advertising and promotional costs, to vary with the level of sales; however, in the near term, sales and marketing expenses are expected to increase as the Company begins to market its Internet strategy.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $4.2 million in the nine months ended September 30, 1998 to $6.8 million in the comparable period of 1999, primarily due to increases in bad debt expense, personnel and related costs, facility expenses and communications expenses, offset by decreased consulting and professional expenses. General and administrative expenses as a percentage of licensing fees increased from 26% in the nine months ended September 30, 1998 to 27% in the comparable period of 1999, primarily as a result of the increase in the above-described expenses partially offset by increased licensing fees. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of provision required for bad debt, the level of hiring of additional personnel and other expenses associated with the Company entering into the Internet product market and the integration of the Company's existing business with the operations of Window On WallStreet.

OTHER INCOME, NET

         Other income, net was $321,000 and $350,000 in the nine months ended September 30, 1999 and 1998, respectively.

INCOME TAXES

         The Company recorded a provision for income taxes of $2.7 million and $991,000 for the nine months ended September 30, 1999 and 1998, respectively, based upon the effective annual income tax rate. The effective tax rates for nine months ended September 30, 1999 and 1998 were 38% and 35%, respectively, and are below the 39% statutory rate as a result of the impact of tax-free investment income.

VARIABILITY OF RESULTS

         The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors, including the following: the Company's ability to successfully effectuate its Internet strategy and to develop and market its Internet products and services; timing of introductions of these products and services; market acceptance of these products and services; the level of market demand for real-time decision support tools; the extent by which the new business model impacts licensing fees; the impact that the transition to a subscription-based Internet business model may have on the Company's current customer base, financial statement (including the level of returns and bad debt on current receivables) and existing relationships; the Company's ability to develop relationships with third parties to execute its business-to-business strategy; the number, timing and significance of additional new product introductions by the competition, changes in pricing policies by the Company or its competitors; changes in the securities markets; changes in strategy; the success of or costs associated with acquisitions or other strategic relationships; changes in key personnel; seasonal trends; the extent of international expansion; changes in the level of operating expenses to support projected growth and/or new product or service launches; and general economic conditions. The Company's quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as an indication of future performance. It is possible that the Company's future quarterly operating results from time to time will not meet the expectations of securities analysts or investors, which may have an adverse effect on the market price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently anticipates that its available cash resources and cash flows from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Company may need to raise additional funds in order to execute its Internet strategy, support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including costs and timing of expansion of research and development and marketing efforts and the success of such efforts, the success of the Company's existing and new product and service offerings, competing technological and market developments. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph, as well as other factors, will impact the Company's future capital requirements and the adequacy of its available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

         There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and operating results.

         As of September 30, 1999, the Company had cash and cash equivalents of approximately $6.7 million, investments in short-term marketable securities of $4.5 million, and working capital of approximately $30.0 million. Marketable securities consist of investment grade municipal bonds maturing, on average, within a year.

         Cash used in operating activities totaled $1.2 million in the nine months ended September 30, 1999, while cash provided by operating activities totaled $1.3 million in the nine months ended September 30, 1998. The decrease in net cash provided by operations in the nine months ended September 30, 1999 was primarily attributable to an increase in accounts receivable due to increased net sales, net of deferred revenue, partially offset by higher net income and the timing of payments for income taxes and certain liabilities.

         The Company's investing activities provided cash of $60,000 in the nine months ended September 30, 1999, while cash used in investing activities totaled $5.3 million in the nine months ended September 30, 1998. The principal use of cash in investing activities in the nine months ended September 30, 1999 and 1998 was for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations, as well as for the purchase of marketable securities in 1998. Such use of cash was offset by proceeds from the maturity of marketable securities during 1999.

         The Company's financing activities provided cash of $419,000 and $172,000 in the nine months ended September 30, 1999 and 1998, respectively. Cash provided in 1999 and 1998 was from the issuance of common stock from the exercise of stock options under the Company's Amended and Restated 1996 Incentive Stock Plan and the Company's 1997 Employee Stock Purchase Plan. During 1998, cash was also provided by the repayment, with interest, of $135,000 of S corporation dividends previously paid to the Company's shareholders prior to the Company's initial public offering. Such dividends were equal to the Company's estimate, at that time, of its cumulative taxable income prior to its conversion to a C corporation to the extent such taxable income had not been previously distributed. The actual cumulative taxable income was finally determined upon the finalization and filing of the Company's 1997 tax returns.

YEAR 2000 COMPLIANCE

         The 2000I versions of the Company's products are year 2000 compliant. Consistent with the Company's expectations in its previous reports, a Year 2000 solution for the most recent prior shipping versions of the Company's products, TRADESTATION 4, OPTIONSTATION 1.2 and TRADESTATION PROSUITE 4, and the current shipping version of SUPERCHARTS 4 was made available at no charge on June 30, 1999 to all registered customers in good-payment standing of those versions. A Year 2000 solution for Portfolio Maximizer was made available at no charge during the third quarter of 1999. The Company's Year 2000 solutions are being made available subject to certain assumptions, limitations and disclaimers stated in the Year 2000 section of the Company's web site, which is accessible through the web site home page, omegaresearch.com. Such assumptions, limitations and disclaimers relate to, among other things, hardware, operating system and communications system requirements, datafeeds and data files with which the products are compatible, possible future improvements or refinements, and certain date limitations. Further, there can be no assurance that the modifications made are or will be error free or do not or will not adversely affect functionality of the products in ways not currently anticipated by the Company.

         The Company has not incurred any material expenditures to date specifically to provide Year 2000 solutions for its products. However, during 1999, the Company utilized internal resources having an approximate aggregate value under $100,000 to provide its Year 2000 solution for its most recent prior shipping versions, SUPERCHARTS 4 and Portfolio Maximizer.

         There will be no Year 2000 modifications or solutions for any versions of the Company's products introduced prior to those versions specifically mentioned above, or for any other products not specifically named above, or any discontinued products, such as WALL STREET ANALYST and SYSTEM WRITER.

         In November 1998, Bridge Telerate expressed to the Company concerns as to whether the Bridge Telerate subscribers using TRADESTATION would receive, in a timely fashion, the Year 2000 compliant TRADESTATION 2000I upgrade, and made certain demands in this regard. As a result, the parties discussed in November 1998 that delivery to Bridge Telerate of TRADESTATION 2000I by the end of January should be sufficient time for the parties to develop and test compatibility between TRADESTATION 2000I and the latest Bridgefeed technology

("Bridgefeed 4") on which Bridge Telerate data is to be delivered, and for Bridge Telerate to install such upgrade on all existing Bridge Telerate terminals using TRADESTATION. The Company, in fact, delivered the TRADESTATION 2000I upgrade to Bridge Telerate on Monday, February 1, 1999 and, at Bridge Telerate's request, development of compatibility commenced February 16, 1999. Final testing of compatibility of the TradeStation 2000I upgrade and Bridgefeed 4 was completed during the third quarter of 1999 and Bridge Telerate began offering TELERATE TRADESTATION 2000I to its customers in October 1999. In addition, Bridge Telerate requested an alternate Year 2000 solution which would make the prior version of TRADESTATION delivered to Bridge Telerate Year 2000 compliant so that it will work with the existing Bridge Telerate datafeeds (other than the Bridgefeed 4) currently being used by Bridge Telerate customers. Such alternate solution was delivered to Bridge Telerate in October 1999 and is also currently being offered by Bridge Telerate to its customers.

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

FORWARD-LOOKING STATEMENTS

         This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. If and when used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "may," "prospect," "will," "should," "looking forward", "could" and similar expressions as they relate to the Company or its management are intended to identify the forward-looking statements. These statements are based on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested herein and from the results historically experienced. Factors that may cause or contribute to such differences and impact future events include, but are not limited to, the Company's ability to successfully effectuate its Internet strategy and develop and market its Internet products and services and the costs associated therewith, results of operations for the remainder of the 1999 fourth quarter and Year 2000 (and the impact that the Company's Internet initiative will have on those results), difficulty in integrating the Window On WallStreet acquisition from both technology and operational aspects, failure of customer acceptance of the Company's new Internet products and services (due to technical difficulties or errors in the products or services, their cost, unfavorable critical reviews, increased competition, or other reasons), the level of market demand for real-time decision support tools, the scalability and the reliability of the Financial Data Cast Network acquired in the Window on WallStreet acquisition, the level of returns and bad debt, the extent by which the Company's new business model impacts licensing fees, the impact that the transition to the subscription-based Internet business model may have on the Company's current customer base, financial statements and existing relationships, the Company's ability to develop relationships with third parties to execute its business to business strategy, the number, timing and significance of additional new product introductions by the Company's competitors, the level of product and price competition, changes in the Company's sales incentive or marketing strategies, changes in demand for the Company's products, changes in the level of operating expenses to support projected growth and/or new product or service launches, attempts by the Company to enter new markets (including the Internet product market) or expand into related businesses and the cost, timing and success thereof, the success of or costs associated with acquisitions or other strategic relationships, the ability of the Company to hire and retain qualified engineers, the adequacy of working capital, cash flows from operations and available financing to fund the new business model, general economic and market factors, including changes in the securities and financial markets, as well as those discussed in other sections of this report and in the Company's press releases and its filings with the Securities and Exchange Commission including, but not limited to, the Company's December 31, 1998 Annual Report on Form 10-K (including in the section titled "Forward Looking Statements; Business Risks" in
Item 7 thereof), any of which could have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

         For a discussion of the favorable final disposition of the lawsuit captioned RICHARD M. RHODES V. WILLIAM R. CRUZ; RALPH L. CRUZ; OMEGA RESEARCH, INC.; BANCAMERICA ROBERTSON STEPHENS; LEHMAN BROTHERS; AND HAMBRECHT & QUIST (Case No. 98-0174-CIV-Lenard), see the first two paragraphs of Note 5 of the Notes to Financial Statements in Item 1 of Part I of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, which are incorporated by reference into this Item 1 of Part II.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

(C)      SALES OF UNREGISTERED SECURITIES

         During the three months ended September 30, 1999, the Company issued to 7 employees (including one executive officer of the Company) options to purchase an aggregate of 106,000 shares of common stock. Such options vest ratably in annual increments over a five-year period and are exercisable at prices ranging from $5.54 to $6.10 per share, which was the fair market value of the Company's common stock on the respective dates on which the options were granted. All of the options were granted under the Company's Amended and Restated 1996 Incentive Stock Plan, as amended, and expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

         During the three months ended September 30, 1999, the Company also issued to 2 non-employee directors options to purchase an aggregate of 28,000 shares of common stock. Such options vest ratably in annual increments over a three-year period and are exercisable at a price of $5.60 per share, which was the fair market value of the Company's common stock on the date on which the options were granted. All of the options were granted under the Company's 1997 Nonemployee Director Stock Option Plan, as amended, and expire, if they remain unexercised, on the fifth anniversary of the date on which they were granted.

         All the foregoing options were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. Other than as described above, the Company did not issue or sell any unregistered securities during the third quarter of 1999.

(D)      USE OF PROCEEDS

         The Company effected an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-3207) which was declared effective by the Securities and Exchange Commission on September 30, 1997. For a description of the Company's use of proceeds from such offering through September 30, 1999, see Item 2(d) of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On August 13, 1999, the Company held its 1999 Annual Meeting of Shareholders (the "Annual Meeting").

(b) One matter voted on at the Annual Meeting was the election of all seven directors of the Company. All seven nominees to the Company's Board of Directors were elected (six of whom were re-elected), receiving the number and percentage of votes for election and abstentions as set forth next to the their respective names below:

     NOMINEE FOR DIRECTOR           FOR ELECTION                ABSTENTIONS
     --------------------           ------------                -----------
                                NUMBER       PERCENTAGE     NUMBER  PERCENTAGE
                                ------       ----------     ------  ----------
     William R. Cruz          22,211,469       99.46%      121,380     0.54%
     Ralph L. Cruz            22,211,469       99.46%      121,380     0.54%
     Peter A. Parandjuk       22,211,469       99.46%      121,380     0.54%
     Salomon Sredni           22,211,469       99.46%      121,380     0.54%
     Marc J. Stone            22,211,469       99.46%      121,380     0.54%
     Brian D. Smith           22,211,469       99.46%      121,380     0.54%
     Stephen C. Richards      22,211,469       99.46%      121,380     0.54%

(c)  The only other matters voted upon at the Annual Meeting were the following:

         (i) A proposal to approve an increase in the number of shares of the Company's common stock, reserved for issuance under the Company's Amended and Restated 1996 Incentive Stock Plan from 3,000,0000 shares to 4,500,0000 shares, subject to any further antidilution adjustments, was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

                 FOR                AGAINST OR WITHHELD            ABSTENTION
                 ---                -------------------            ----------
         19,002,753 (96.12%)          748,133 (3.78%)            19,220 (0.10%)

         With respect to the above proposal, there were 2,562,743 broker or nominee non-votes.

         (ii) A proposal to ratify the selection of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ending December 31, 1999 was approved, receiving the votes of the holders of the number of shares of common stock voted in person or by proxy at the Annual Meeting and the percentage of total votes cast as indicated below:

                 FOR                AGAINST OR WITHHELD            ABSTENTION
                 ---                -------------------            ----------
         22,307,459 (99.89%)          14,500 (0.06%)             10,890 (0.05%)

(d)  Not applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          EXHIBITS

             10.1 Omega Research, Inc. Amended and Restated 1996 Incentive Stock Plan, as amended through August 13, 1999

             27.1   Financial Data Schedule

(b)          REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999. However, (i) the Company has filed a current report on Form 8-K dated November 8, 1999, reporting in Item 2 thereof the consumation on October 26, 1999 of the merger with Window On WallStreet and in
Item 7 thereof the filing of a copy of the Agreement and Plan of Merger dated as of October 25, 1999, among the Company, Window On WallStreet and WOW Acquisition Corporation and (ii) the Company has filed a current report on Form 8-K dated November 10, 1999, reporting in Item 5 thereof the announcement on November 8, 1999, of its Internet strategy.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OMEGA RESEARCH, INC.
                              Registrant

NOVEMBER 12, 1999             /S/ GREGG F. STEWART
-----------------             --------------------
Date                          Gregg F. Stewart
                              Chief Financial Officer, Vice President of Finance
                                  and Treasurer
                              (Signing both in his capacity as an authorized
                               officer and as Principal Financial and
                               Accounting Officer of the Registrant)

                              OMEGA RESEARCH, INC.

                                  EXHIBIT INDEX

  EXHIBIT
     NO.                    DOCUMENT DESCRIPTION
  -------                   --------------------

    10.1 Omega Research, Inc. Amended and Restated 1996 Incentive Stock Plan, as amended through August 13, 1999

    27.1              Financial Data Schedule