Form 10-K405
period 1999-12-31
OMEGA RESEARCH INC
filed 2000-03-22
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

       [X] Annual report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the fiscal year ended DECEMBER 31, 1999 or

     [_] Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (17 CFR 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT ON MARCH 8, 2000, BASED UPON THE CLOSING MARKET PRICE OF THE REGISTRANT'S VOTING STOCK ON THE NASDAQ NATIONAL MARKET ON MARCH 8, 2000, WAS APPROXIMATELY $35,842,000.

         THE REGISTRANT HAD 24,552,140 SHARES OF COMMON STOCK, $.01 PAR VALUE, OUTSTANDING AS OF MARCH 8, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
PART I
------

ITEM 1.  BUSINESS..............................................................1
              Overview and Recent Developments.................................1
              Industry Background..............................................3
              Products and Services............................................5
              Sales and Marketing..............................................8
              Strategic Relationships..........................................9
              Product Development and Year 2000 Compliance....................11
              Customer Support and Training...................................12
              Competition.....................................................13
              Intellectual Property...........................................14
              Government Regulation...........................................15
              Employees.......................................................16

ITEM 2.  PROPERTIES...........................................................17

ITEM 3.  LEGAL PROCEEDINGS....................................................17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................17

PART II
-------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS..........................................18
              Common Stock Information........................................18
              Dividend Policy.................................................18
              Recent Sales of Unregistered Securities.........................19
              Use of Proceeds.................................................19

ITEM 6.  SELECTED FINANCIAL DATA..............................................20

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................21
              Overview .......................................................21
              Results of Operations...........................................24
              Years Ended December 31, 1999 and 1998..........................25
              Years Ended December 31, 1998 and 1997..........................27
              Income Taxes....................................................28
              Variability of Results..........................................28
              Liquidity and Capital Resources.................................29
              Recently Issued Accounting Standards............................30
              Year 2000 Compliance............................................31
              Forward-Looking Statements; Business Risks......................31

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK....................................................40

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................41

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE......................41

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF
         THE REGISTRANT.......................................................42

ITEM 11. EXECUTIVE COMPENSATION...............................................45

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT................................................52

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................53

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K..................................................55

SIGNATURES....................................................................59

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW AND RECENT DEVELOPMENTS

         Omega Research, Inc. ("Omega Research" or, together with its subsidiaries, the "Company"), a Florida corporation, was incorporated in 1982 to develop, market and sell investment analysis and trading strategy testing and automation (collectively, "trading strategy") software tools to individual and professional investors and traders (collectively, "traders"). The Company's current products and services provide traders with the ability to develop, historically test and computer automate trading strategies and to access streaming real-time charts, quotes and news via the Internet.

         The Company is in the process of changing its business model. The Company has taken steps to transform itself from a trading strategy client software company to an on-line brokerage firm that intends to provide to active traders a best-of-breed, Internet-based trading platform: One that incorporates and seamlessly integrates powerful trading strategy tools, historical and streaming real-time market data and news, and a high-speed electronic order execution system. The Company's historical business model has consisted of sales of client software products, payment for which is committed to in full by the customer at the time of sale. Under the new business model, the Company will seek to derive recurring revenues from customers by offering monthly subscription services for trading strategy tools integrated with streaming real-time market data and news for which a monthly fee is payable, and by offering, through an affiliate, on-line brokerage services for which commissions are payable. The Company believes that it will be able to leverage its historical success in selling trading strategy tools to build a subscriber base of active traders that will use its affiliated on-line brokerage services or, at a minimum, its trading strategy subscription services.

         Omega Research has been, and remains, a leading provider of real-time trading strategy client software for the Microsoft Windows operating system. In February 1999, Omega Research released its current generation of premium software products, branded "2000I," which included upgrade versions of its then-existing products and new products. As of February 22, 1999, Omega Research's client software product line has consisted of TRADESTATION 2000I, OPTIONSTATION 2000I, RADARSCREEN 2000I, OMEGA RESEARCH PROSUITE 2000I and SUPERCHARTS 4.

         TRADESTATION enables traders to historically test the profitability of their own trading strategies, and then computer-automate those strategies to generate real-time buy and sell signals. OPTIONSTATION enables traders who are not options experts or mathematicians to benefit from advanced stock, index and futures options trading strategies. RADARSCREEN enables traders to scan the markets in real time to identify favorable buying and selling opportunities based upon their own trading strategies. OMEGA RESEARCH PROSUITE is an integrated suite of TRADESTATION, OPTIONSTATION and RADARSCREEN. SUPERCHARTS provides traders with state-of-the-art technical analysis capabilities.

         Approximately five months ago, the Company began to implement the change in its business model. On October 26, 1999, Omega Research acquired Window on WallStreet Inc. ("Window On WallStreet"), a leading provider of Internet-based streaming real-time market data (FINANCIAL DATA CAST NETWORK, or "FDCN") and a developer of client software and on-line trading strategy tools, in a merger transaction in which the Window On WallStreet shareholders received 1,999,995 newly-
issued shares of Omega Research common stock. For more information about Omega Research's merger with Window On WallStreet, review the Company's Current Report on Form 8-K/A filed on January 7, 2000 described in "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - (b) Current Reports on Form 8-K" and See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Recent Sales of Unregistered Securities."

         On November 8, 1999, the Company announced that it would focus on serving active on-line traders through the design, marketing and implementation of a monthly-subscription, Internet-based, trading strategy portal that is to be named TRADESTATION.COM. TRADESTATION.COM, expected to be launched later this year, will include premium trading strategy tools of TRADESTATION seamlessly integrated with the FDCN'S streaming real-time market quotes and news. TRADESTATION.COM is also expected to contain features that support the use of real-time trading strategies, such as subject-focused discussion forums, chat rooms, educational content and on-line technical support.

         On January 19, 2000, the Company signed a definitive, 100% share-exchange merger agreement with onlinetradinginc.com corp. ("OnlineTrading.com"). OnlineTrading.com provides electronic order execution technology that directly accesses electronic communications networks ("ECN's"), exchanges and market makers in order to provide OnlineTrading.com's customers with high-speed and efficient order execution that avoids traditional market maker participation and brokerage order-flow arrangements. The prime objective of the pending merger with OnlineTrading.com is to offer to active traders on-line brokerage services that are integrated with TRADESTATION.COM, thereby creating a trading platform that incorporates and seamlessly integrates powerful trading strategy tools, historical and streaming real-time market data and news, and a high-speed electronic order execution system.

         Pursuant to an Agreement and Plan of Merger and Reorganization, as amended (the "Merger Agreement"), a newly-formed holding company named OnlineTrading.com Group, Inc. ("OnlineTrading.com Group") will own 100% of the issued and outstanding capital stock of Omega Research and OnlineTrading.com. Upon completion of the merger, as a result of share exchanges between OnlineTrading.com Group and each of Omega Research and OnlineTrading.com, and the listing of OnlineTrading.com Group shares, OnlineTrading.com Group will be the sole publicly-traded company in the group, with its outstanding shares of common stock listed on The Nasdaq National Market. OnlineTrading.com Group, based upon the exchange ratio set forth in the Merger Agreement, would initially be owned between 62% and approximately 57% (on a fully diluted basis) by Omega Research's shareholders and between 38% and approximately 43% (on a fully diluted basis) by OnlineTrading.com's shareholders. The precise percentages will be determined by the formulae set forth in the Merger Agreement. The initial eight-member Board of Directors of OnlineTrading.com Group would consist of five directors (two of whom would be independent directors) designated by Omega Research, and three directors (one of whom would be an independent director) designated by OnlineTrading.com. Closing of the Merger Agreement is conditioned upon and subject to the filing and effectiveness of a registration statement on Form S-4, the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of other conditions precedent. For more information about the Company's pending merger with OnlineTrading.com, review the Company's Current Report on Form 8-K filed on January 28, 2000 described in "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - (b) Current Reports on Form 8-K."

         On January 25, 2000, the Company launched WINDOWONWALLSTREET.COM, its first Internet subscription service. WINDOWONWALLSTREET.COM offers streaming real-time charts, quotes and news powered by some of the Company's award-winning trading tools. The Company believes that the subscriber base being built with WINDOWONWALLSTREET.COM will contain many potential OnlineTrading.com brokerage clients.

         On February 29, 2000, the Company announced that in light of the apparent successful launch of WINDOWONWALLSTREET.COM, the Company was accelerating its transition to its new business model by focusing its marketing efforts and resources on WINDOWONWALLSTREET.COM (as opposed to its client software).

         The word "Company," as used in this report specifically with respect to the Company's planned new business model, refers collectively to OnlineTrading.com Group as the anticipated publicly-traded holding company, Omega Research as its wholly-owned subsidiary responsible for the development and operation of the trading strategy tools/real-time market data services business, and OnlineTrading.com as its wholly-owned subsidiary responsible for brokerage services. Each of those subsidiaries are intended to be operated as separate, independent companies. The anticipated brokerage services to be provided through OnlineTrading.com are subject to the closing of the Merger Agreement, of which no assurance can be given.

         The Company's principal executive offices are located at 8700 West Flagler Street, Miami, Florida 33174, and its telephone number is (305) 485-7000.

         THIS REPORT (PARTICULARLY "ITEM 1. BUSINESS" AND "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS") CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. SEE "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FORWARD-LOOKING STATEMENTS; BUSINESS RISKS."

INDUSTRY BACKGROUND

         In the last several years there has been dramatic growth in the electronic brokerage industry. In the early 1990s, several broker-dealers gave customers the ability to enter orders with them through private computer networks. In 1995, broker-dealers introduced the first systems that allowed customers to submit orders through the Internet. More than 160 broker-dealers now offer on-line trading. In fewer than five years, on-line brokerage has become an important channel for conducting retail brokerage transactions.

         U.S. Bancorp Piper Jaffray ("Piper Jaffray") estimated that by the end of the third quarter of 1999 there were over 10.8 million on-line brokerage accounts, up from 3.7 million in 1997 and 7.3 million in 1998. Piper Jaffray estimated that over $900 billion in assets were held in on-line brokerage accounts at year-end 1999. On-line equity trading volume has also grown dramatically over the past several years. Piper Jaffray reported that there was a daily average of approximately 807,000 on-line trades in the fourth quarter of 1999.

         Not only have on-line equity trading volumes risen, they are accounting for an increasing percentage of overall equity trading. CS First Boston reported that in the first quarter of 1999 almost one in six equity trades (15.91%) took place on-line. On-line trading accounts for an even higher percentage of overall equity and options trades by retail investors. Piper Jaffray estimated that on-line trading activity accounted for 48% of all retail trades in the second half of 1999, up from 37% in the first half of 1999. For all of 1999, Piper Jaffray estimated that on-line firms processed 43% of all retail trades, up from 27% in 1998.

         Industry analysts foresee continued growth both in the number of on-line brokerage accounts and account assets. Forrester Research predicted that, by 2003, 9.7 million U.S. households will manage more than $3 trillion in
20.4 million on-line accounts. Jupiter Communications estimated that, by 2003,
20.3 million households will trade on-line, and also predicted total on-line account assets at more than $3 trillion. Forrester Research has also recently predicted that, by 2004, Europe will have 14 million on-line brokerage accounts.

         Concurrently with the growth of on-line trading, there has been, in the last several years, dramatic growth in the financial markets as increasing amounts of capital have been actively invested in an effort to generate superior returns. Traditionally, financial instruments were held to maturity or for long investment horizons, but in today's environment of abundant data flow and low transaction costs, financial instruments are increasingly being actively traded. FleetBoston Robertson Stephens Inc. reported that during 1999 The Nasdaq Stock Market ("Nasdaq") and New York Stock Exchange ("NYSE") composite volumes experienced the largest jump in history. Nasdaq volume reached 271 billion in 1999, a 37% increase over the 1998 volume of 198 billion. NYSE volume also increased in 1999, to 209 billion, a 24% increase over 1998 volume of 169 billion.

         The broad availability of financial market information on-line has enabled individuals to become more sophisticated and knowledgeable about trading, having experienced greater access to stock quotes, other financial market data, trading advice and other trading information through the Internet or through other on-line services. In addition to increased information flows, the increased popularity and proliferation of on-line brokerage services have resulted in reduced transaction costs to the individual trader, facilitating the increase in trading activity.

         While both brokerage services and financial market data have been available for some time, historically only large institutional investors with access to mainframe or minicomputer-based systems, and direct or personal access to securities exchanges, have had the capability to manipulate, organize and analyze such data to support their trading decisions, and then execute with efficiency those trading decisions. Historically, such organizational and analytical data activities have been expensive and time consuming, and usually performed in the "back office" of institutional traders through custom programming by information technology professionals. With the proliferation of on-line brokerage services, the increasing and less-expensive accessibility to large quantities of various types of market data, the increasingly-powerful processing capabilities of personal computers, and the rapidly-growing capabilities of the Internet, the Company believes that individual traders are demanding powerful, Internet-based, real-time trading platforms that are seamlessly integrated with the best-available order execution technology. Individual traders desire to improve both their decision-making regarding, and their execution of, trades. The Company believes that a need has arisen for an on-line brokerage to provide to the growing market of active traders an institutional quality, Internet-based platform that includes analytical tools which support the design and testing of custom trading strategies, the automation of those strategies in real time, and the execution of those strategies through state-of-the-art electronic order execution systems.

PRODUCTS AND SERVICES

         As a result of the Company's decision to change its business model, the beginning of this "Products and Services" discussion is set forth in two parts. The first part discusses the Company's client software products (principally the 2000I line released in February 1999), which constituted virtually all products sold by the Company during 1999. The second part discusses the Company's recently-implemented and future-planned Internet-based services. Those consist of trading tools seamlessly integrated with streaming real-time market quotes and news, and, assuming and subject to the consummation of the OnlineTrading.com merger, the Company's planned on-line brokerage services.

         The first of the Company's Internet-based, monthly-subscription services, WINDOWONWALLSTREET.COM, was first marketed on Window On WallStreet's web site in December 1999, and was launched by Window On WallStreet in late January 2000. In February 2000, the focus of the Company's marketing efforts were shifted from the 2000I product line to WINDOWONWALLSTREET.COM.

CLIENT SOFTWARE

         In the first quarter of 1999, the Company released its current generation of client software products: TRADESTATION 2000I, RADARSCREEN 2000I, OPTIONSTATION 2000I and OMEGA RESEARCH PROSUITE 2000I. The Company's 2000I software products contain numerous new features, functions and improvements when compared to the prior versions, including 32-bit architecture and Microsoft COM technology (most notably, this technology enables users to run multiple software applications within a single workspace).

         The Company's client software products, each of which operates in a Microsoft Windows environment, are marketed to individual and professional traders. The 2000I software is compatible with the following real-time Internet and broadcast financial market datafeeds: BMI (broadcast); DTN Real Time (broadcast); DTNstant (broadcast); eSignal (Internet); Hyperfeed (Internet and broadcast) and InSite (Internet). An agreement is also in place to add compatibility with FutureSource Information Systems, Inc.'s MDS network and stand-alone datafeeds (broadcast). In addition to being compatible with real-time datafeeds, the Company's 2000I software products are able to access and display end-of-day market data.

Omega Research's principal client software products currently are:

                                    CURRENT          OPERATING           LIST
PRODUCT                             VERSION           SYSTEM             PRICE
-------                             -------           ------             -----

OMEGA RESEARCH PROSUITE              2000I       Microsoft Windows      $4,799
TRADESTATION                         2000I       Microsoft Windows      $2,399
RADARSCREEN                          2000I       Microsoft Windows      $2,399
OPTIONSTATION                        2000I       Microsoft Windows      $2,399
SUPERCHARTS REAL-TIME                  4.0       Microsoft Windows      $1,199
SUPERCHARTS END-OF-DAY                 4.0       Microsoft Windows      $  395

         TRADESTATION 2000I. TRADESTATION has been the flagship product of the Company, serving as a platform for numerous third-party software solutions. TRADESTATION has been marketed to equities, futures and foreign currency traders. TRADESTATION empowers the trader to design and develop custom trading strategies based upon the trader's objective rules and criteria, test the profitability of such trading strategies against historical data, and then computer-automate a chosen trading strategy to monitor the applicable market and alert the trader in real-time when the criteria of the trading strategy have been met and an order should, therefore, be placed. The principal features of TRADESTATION which enable the trader to design and develop custom trading strategies are EASYLANGUAGE and the POWEREDITOR. EASYLANGUAGE is a proprietary computer language developed by Omega Research consisting of English-like statements and trading terms which can be input by the trader to describe particular objective rules and criteria. The POWEREDITOR is a compiler of EASYLANGUAGE statements that provides the trader with considerable flexibility to modify and combine different trading rules and criteria which ultimately result in the design of the trader's custom trading strategies. The Company's TRADESTATION product has also been marketed worldwide to institutional traders on a monthly subscription basis by Telerate, Inc., a subsidiary of Bridge Information Systems, Inc. See "Strategic Relationships" below.

         RADARSCREEN 2000I. RADARSCREEN, a product officially released in February 1999, enables traders to scan up to hundreds or thousands (depending upon the data service and computer hardware used) of stocks or other securities to identify favorable buying and selling opportunities based upon their own trading strategies, which may be designed through the use of EASYLANGUAGE and the POWEREDITOR. The program also updates dynamically and ranks securities in real time based upon user-defined criteria and alerts the trader in real time when the strategies' criteria are met.

         OPTIONSTATION 2000I. OPTIONSTATION is an options trading analysis product for stock, index and futures options which enables traders, without requiring them to be options experts or mathematicians, to explore complex trading strategies. Specifically, OPTIONSTATION is designed to sort through all of the possible options positions on one or more securities and identify the most favorable risk-reward profile based upon user-defined assumptions. EASYLANGUAGE and the POWEREDITOR can be used with OPTIONSTATION to customize the user's options analyses. OPTIONSTATION is designed to perform two critical tasks of options trading--position search and position analysis. OPTIONSTATION's Position Search helps the trader find the best risk-reward profile based upon the trader's market assumptions. The OPTIONSTATION Position Analysis and OPTIONSTATION Position Chart features enable traders to design and customize options positions and then graphically view and analyze each position's profitability and risk. The program will alert the trader in real time when the trader's specified criteria have been met.

         OMEGA RESEARCH PROSUITE 2000I. OMEGA RESEARCH PROSUITE is the Company's premium client software product, as it includes, as an integrated suite, TRADESTATION 2000I, RADARSCREEN 2000I and OPTIONSTATION 2000I. Due to the utilization of Microsoft COM technology, all three programs (plus additional third party programs, such as, e.g., Microsoft Excel) may be viewed and utilized simultaneously within a single workspace. OMEGA RESEARCH PROSUITE is best suited to traders who are active in multiple markets and to traders who are seeking a full range of analysis tools. For example, a trader who uses OMEGA RESEARCH PROSUITE may use TRADESTATION to conduct analysis to determine the optimum time to buy or sell stocks or futures based upon his or her own trading strategies, then use RADARSCREEN to scan the markets to identify which stocks or futures he or she wants to buy or sell based upon such trading strategies, and then use OPTIONSTATION to determine whether, based upon his or her market assumptions, an option strategy may be preferable to trading the underlying securities.

         SUPERCHARTS. SUPERCHARTS is a technical analysis charting product available in both real-time and end-of-day versions. SUPERCHARTS has a built-in library of more than 80 popular technical indicators and 15 drawing tools that highlight significant market patterns. SUPERCHARTS provides the trader with sophisticated charting and technical analysis capabilities, including the ability to draw trend lines, identify chart patterns and chart historical fundamental data. SUPERCHARTS can generate an alert on a real-time or end-of-day basis when a simple user-defined criterion occurs with respect to a specific security. SUPERCHARTS also contains certain trading strategy capabilities in order to introduce the less-experienced trader to such functions. EASYLANGUAGE is included to a limited degree in SUPERCHARTS.

         ADDITIONAL PRODUCTS AND SERVICES. The Company has offered additional products and services to support its client software sales, such as:
HISTORYBANK.COM, the Company's historical financial market database and end-of-day financial market data service included free of charge with orders for 2000I products; OMEGAWORLD, the Company's annual trading strategy development conference; the STRATEGY TRADING AND DEVELOPMENT CLUB, a bi-monthly CD-ROM and accompanying booklet that describes and demonstrates sample trading strategies designed using EASYLANGUAGE; OMEGA RESEARCH MAGAZINE, a quarterly magazine about trading strategy development that has been distributed free of charge to the Company's customer base; and seminars, workshops and instructional videotapes (often offered free of charge) that have been used to enhance traders' abilities to use fully and effectively the Company's products. In February 2000, in connection with the Company's transition to its new business model, OMEGA RESEARCH MAGAZINE and the seminars, workshops and instructional videotapes were discontinued.

         WINDOW ON WALLSTREET LEGACY PRODUCTS. Window On WallStreet has, over the years, developed client software products and Internet-based products and services (including FDCN), all of which are being phased out in an orderly fashion. FDCN and certain features and functions of some of those other products and services have been, and will be, incorporated into WINDOWONWALLSTREET.COM and TRADESTATION.COM. In particular, FDCN is intended to serve as the backbone of the streaming real-time market data and news services that are and will be part of those products and services.

NEW BUSINESS MODEL

         WINDOWONWALLSTREET.COM. On January 25, 2000, the Company launched WINDOWONWALLSTREET.COM. WINDOWONWALLSTREET.COM offers to its subscribers, on a monthly-subscription basis, browser-based streaming real-time charts, quotes and news presented and powered by some of the Company's award-winning trading tools. The features of WINDOWONWALLSTREET.COM include powerful analytical charting, Nasdaq Level II market maker data, time and sales data, quote lists, option chains, market leaders data, streaming news, Internet SmartSearch (a feature that enables the trader to access relevant Internet research services), live ticker, portfolio management, profit/loss tracking, discussion forum, and wireless access. The streaming real-time financial market data currently included are NYSE, Nasdaq, American Stock Exchange ("AMEX") and Options Price Reporting Authority ("OPRA"). The subscription price currently being offered is $79.95 per month. If the subscriber commits to a one-year subscription, and pays in advance, the price currently offered is $839.40 ($69.95 per month). All exchange fees payable to NYSE, Nasdaq, AMEX and OPRA for non-professional subscribers are included in the pricing (those currently total $5.00 per month), other than those payable to receive Nasdaq Level II data (which currently costs $50.00 per month). Exchange fees payable by professional subscribers are also not included in the above-described pricing.

         TRADESTATION.COM. Later this year, the Company intends to launch TRADESTATION.COM, which is currently under development. The Company has targeted late Spring for the launch, but given the substantial development yet to be completed, the launch date may be later than currently expected. TRADESTATION.COM is planned to be an Internet-based monthly subscription service that will include substantially all of the features and functions of WINDOWONWALLSTREET.COM, including streaming real-time charts, quotes and news, plus the powerful trading strategy tools of TRADESTATION: tools that enable the development of custom trading strategies that may be historically tested and then automated to produce buy and sell signals in real time. TRADESTATION.COM's tools will likely also include the functions of RADARSCREEN. TRADESTATION.COM is also expected to include discussion forums, chat rooms, educational content and detailed technical support information that support the use of its trading strategy tools. Conceptually, TRADESTATION.COM is being designed as a web-based "portal" for the active on-line trader who wishes to develop, test and implement in real time objective trading strategies. The Company has not yet determined the monthly subscription price at which TRADESTATION.COM will be offered. Such decision is expected to be made shortly before its launch. Sometime following the launch of TRADESTATION.COM, the Company plans to launch OPTIONSTATION.COM, either as a separate trading platform for options traders or as premium service within TRADESTATION.COM.

         ONLINETRADING.COM'S ON-LINE BROKERAGE SERVICES. Assuming that the Merger Agreement is consummated (which, although no assurance can be given, is expected to occur in June of this year), the Company intends to integrate the TRADESTATION.COM platform with OnlineTrading.com's high-speed electronic order execution brokerage services. The planned benefit of such integration is that OnlineTrading.com's on-line brokerage customers will be able to utilize TRADESTATION.COM to develop real-time trading strategies and then electronically initiate execution of their buy and sell orders, including buy and sell orders that result from alerts generated in real time by TRADESTATION.COM. Those buy and sell orders would then be executed through OnlineTrading.com's high-speed electronic order execution system. The Company has not yet made a decision as to whether WINDOWONWALLSTREET.COM shall be usable in such fashion with OnlineTrading.com's order execution technology; however, it is currently intended that OPTIONSTATION.COM, if and when launched, will be so integrated.

SALES AND MARKETING

         The Company has marketed its client software products using a combination of methods, including inbound telesales, the use of distributors, and, most recently, on-line sales through its web site. Marketing efforts in support of sales have included television advertising and print media, direct mail, advertising on the Company's web site, hundreds of sales seminars conducted annually throughout the United States (which were discontinued in February 2000 in connection with the Company's transition to its new business model), and establishment of marketing and other relationships with data vendors, on-line brokerages and software and service solution providers. In connection with the Company's transition to its new business model, its marketing methods, and the mix of such methods, is expected to change significantly. For example, those relationships, as related to the new business model, with data vendors and on-line brokerages (companies that the Company is now or soon will be competing with) will likely no longer be desirable or available, and the mix of television, print, web site, direct mail and in-person marketing methods will be determined and continually modified as the Company tests such methods and mixtures and analyzes and interprets the results.

         In February 1999, the Company launched a redesigned and expanded web site. In addition to enabling on-line ordering and payment for virtually all 1999 products and services, the new web site included the following features: on-line registration for Company conferences and on-line subscriptions to Company newsletters; expanded free access to downloadable technical files, indicators and studies; on-line search functions that enable users to find Omega Research product distributors and user groups by geographic area; an expanded industry events section; on-line search capabilities for locating Omega Research Solution Providers (as described below in "Strategic Relationships - Omega Research Solution Provider Network"); on-line search capabilities that allow users to find answers to technical issues by having access to the Company's technical assistance knowledge base; and comprehensive information about the Company's products and services. The web site will be substantially redesigned, and new web sites will be created (as, for example, a new web site was created for WINDOWONWALLSTREET.COM) in connection with the Company's planned offering of TRADESTATION.COM and OPTIONSTATION.COM, as well as in connection with the anticipated merger with OnlineTrading.com.

         The majority of the Company's direct sales for its client software products has been generated by telesales. The telesales process has consisted of the generation of leads through media and direct mail advertising, delivery of product information to prospective purchasers, and follow-up calls to the recipients of the product information to attempt to complete the sale. The size of this sales force was substantially reduced in February 2000 in connection with the Company's transition to its new business model.

         In the first quarter of 1999, the Company implemented a new system of customer tracking and management at its corporate headquarters to improve its lead management capability, enhance its customer satisfaction through increased responsiveness and to improve its ability to market additional products to existing customers. This system will need to be substantially modified, and/or integrated with additional systems that will need to be obtained or designed and implemented, in connection with the Company's transition to its new business model.

         The Company has advertised its 2000I products on a regular basis on the CNBC television network, and to a much lesser extent on certain local television and radio stations. The Company has advertised its 2000I products in publications popular with traders such as INVESTORS BUSINESS DAILY and TECHNICAL ANALYSIS OF STOCKS & COMMODITIES. The Company has also undertaken periodic promotional mailings to its customer base, as well as to mailing lists obtained by the Company by license from, or agreement with, third parties. Such promotional mailings have included flyers, brochures, videotapes, books or demo CDs.

         The Company engages in sales to customers outside of the United States through the use of independent distributors and responses to direct telephonic or electronic mail inquiries from foreign persons. Less than 10% of the Company's revenues were derived from customers outside of the United States for the years ended December 31, 1999, 1998 and 1997. International sales are made in U.S. dollars.

STRATEGIC RELATIONSHIPS

         Omega Research has over the years established strategic marketing and other strategic partner relationships with data vendors, software and service solution providers, on-line brokerages and other relevant third parties with respect to its client software products. In light of the Company's transition to its new business model, the number and significance of the Company's strategic relationships, as they relate to the Company's client software products, will substantially decrease. With respect to the Company's new business model, those types of relationships with data vendors and on-line brokerages are expected to be undesirable and unavailable. However, the Company's solution provider network (discussed below) should be able to use TRADESTATION.COM as a platform.

         BRIDGE TELERATE AGREEMENT. In August 1994, the Company entered into a Software License, Maintenance and Development Agreement (the "Bridge Telerate Agreement") with Dow Jones Markets, Inc. (now known as Telerate, Inc. and a subsidiary of Bridge Information Systems, Inc.), under which Omega Research licenses to Telerate, Inc. ("Bridge Telerate") the right to market and distribute TRADESTATION to its data subscribers worldwide, who are primarily institutional investors. In 1999, the Company and Bridge Telerate completed development of technical compatibility between TRADESTATION 2000I and the Bridgefeed technology on which the Bridge Telerate datafeeds currently run. The Bridge Telerate Agreement expires in January 2002. The Bridge Telerate Agreement requires Bridge Telerate to use commercially reasonable efforts to market TRADESTATION, to market the product under a name including "TRADESTATION," and to pay to Omega Research a per-subscription royalty, subject to minimum annual royalties which escalate each year of the agreement. The Company has no technical support obligation under the agreement to the customers of Bridge Telerate, but is obligated to provide limited technical support to Bridge Telerate managers. During the term of the Bridge Telerate Agreement, Omega Research is not permitted to enter into a similar licensing arrangement regarding TRADESTATION with five enumerated competitors of Bridge Telerate. Bridge Telerate is not prohibited by the agreement from offering to its data service subscribers its own or another company's trading strategy software.

         MARKET DATA SERVICES. The real-time market data included in WINDOWONWALLSTREET.COM is, and the real-time market data to be included in TRADESTATION.COM will be, licensed from S&P ComStock, Inc. A portion of the technology used to deliver real-time market data services is licensed from a third-party development company. A significant portion of the computer hardware and software used by the Company to provide market data services is located at facilities leased to the Company by Verio Inc. located in Dallas, Texas.

         CROSS-MARKETING AGREEMENTS. The Company currently has written agreements with other data vendors, each of which contains provisions for the maintenance of technical compatibility between one or more of the Company's client software products and the data vendors' data services.

         OMEGA RESEARCH SOLUTION PROVIDER NETWORK. The Company developed its principal client software products as "platform applications," unique and valuable software applications that also serve as platforms for third-party solutions which add value to the products (collectively, the "Omega Research Platform"). The Omega Research Platform was designed to be open and extendible, encouraging the development of as many complementary third-party solutions as possible. To date, more than 150 independent software developers ("Omega Research Solution Providers") have developed specific trading strategies or other trading applications for the Omega Research Platform. This is attributable chiefly to EASYLANGUAGE, the Company's proprietary computer language comprised of English-like statements and trading terms that can be used by traders and third-party developers to describe their own trading rules and criteria. The Company expects that TRADESTATION.COM shall also serve as a platform for solution providers.

PRODUCT DEVELOPMENT AND YEAR 2000 COMPLIANCE

         The Company believes that its future success depends in large part on its ability to transfer and implement, on a high-quality, efficient and user-friendly basis, the functions and features of its 2000I line of products to Internet, browser-based platforms, and to integrate those platforms with the FDCN'S steaming real-time market data and news and with state-of-the-art on-line order execution technology, and to develop and implement well-designed and user-friendly web sites. To date, the Company has relied primarily on internal development of its products and services, but is currently relying or will or may rely to some extent on licenses from third parties with respect to market data services technology and order execution technology (assuming the merger with OnlineTrading.com closes). The Company performs all quality assurance and develops documentation and other training materials internally. In 1999, 1998 and 1997, product development expenses were approximately $5.1 million, $4.0 million and $2.4 million, respectively. The Company may, in the near future, explore acquisitions of, or strategic or other relationships with, quality software development companies as a means of expanding its product development resources. The Company and OnlineTrading.com are currently working together (with the assistance of a third-party development company) on the development of proprietary order routing and execution technology that the Company intends to use in its new business model. The Company also intends to continue to improve the speed and efficiency of its 2000I line of products. As of December 31, 1999, the Company's product development team was comprised of 72 persons, as compared to 54 as of December 31, 1998, a 33% increase. That number of persons was 82 as of March 8, 2000, a 14% increase from December 31, 1999.

         The Company views its product development cycle (with respect to both client software and its new business model) as a four-step process to achieve technical feasibility. The first step is to conceptualize in detail the defining features and functions that the targeted trader group requires from the product or service, and to undertake a cost-benefit analysis to determine the proper scope and integration of such features and functions. Once the functional requirements of the product or service have been determined, the second step is to technically design the product or service. The third step is the detailed implementation, or engineering, of this technical design. The fourth step is rigorous quality assurance testing to ensure that the final product or service generally meets the functional requirements determined in the first step. Several refinements are typically added in the quality assurance phase of development. Once this process is completed, technological feasibility has been achieved and the working model is available for final testing.

         The market for trading strategy tools, streaming real-time data and news services, and on-line order execution services is characterized by rapidly changing technology, evolving industry standards in computer hardware, programming tools and languages, operating systems, database technology and information delivery systems, changes in customer requirements and frequent new product and service introductions and enhancements. The Company's future success will depend upon its ability to develop and maintain competitive technologies and to develop and introduce its new products and services in a timely and cost-effective manner that meets changing conditions such as evolving customer needs, existing and new competitive product and service offerings, emerging industry standards and changing technology. There can be no assurance that the Company will be able to develop and market, on a timely basis, if at all, new products and services that fulfill the objectives of the Company's new business model, respond to changing market conditions or that will be accepted by customers. Any failure by the Company to anticipate or to respond quickly to changing market conditions, or any significant delays in the development and implementation of the Company's new business model and/or introduction of new products and services and/or enhancements, could cause customers to delay or decide against purchases of the Company's products and services and would have a material adverse effect on the Company's business, financial condition and results of operations.

         Omega Research's most recent versions of its client software products, TRADESTATION 2000I, RADARSCREEN 2000I, OPTIONSTATION 2000I and OMEGA RESEARCH PROSUITE 2000I are Year 2000 compliant in all material respects.
WINDOWONWALLSTREET.COM is also Year 2000 compliant in all material respects, as are Window On WallStreet's 6.5, 7.0 and 7.5 versions of Internet Trader, Internet Trader Deluxe, Internet Trader Pro, Day Trader and Professional Investor.

         With respect to the shipping versions of Omega Research's client software products immediately prior to the 2000I line, TRADESTATION 4, OPTIONSTATION 1.2, TRADESTATION PROSUITE 4 and SUPERCHARTS 4, Omega Research offered, in June 1999, to all registered customers in good-payment standing of those versions, as a courtesy, an appropriate solution to those products' Year 2000 compliance issues. No versions prior to version 6.0 of any Window On WallStreet product, all of which are discontinued products, are Year 2000 compliant. With respect to the 5.0 shipping versions of those discontinued client software products, Window On WallStreet offered, in December 1999, to all registered customers of version 5.0 products in good-payment standing, as a courtesy, a free upgrade to a Year 2000 compliant Window On WallStreet product. The Company did not incur any material expenditures specifically to provide Year 2000 solutions for its products. During 1999, the Company utilized internal resources having an approximate aggregate value of under $200,000 to provide all requisite Year 2000 solutions.

         There have not been, and will not be, any Year 2000 modifications or solutions for any versions of the Company's products introduced prior to those versions specifically mentioned above, or for any other products not specifically named above, or any other discontinued products.

CUSTOMER SUPPORT AND TRAINING

         The Company provides customer support and product-use training in the following ways:

         CUSTOMER SUPPORT. The Company provides technical support to its customers by telephone, electronic mail and fax. The majority of these services are provided during the first sixty days of ownership of a Company client software product and the related costs associated with such support are accrued at the date of sale. With respect to monthly subscription services, technical support is provided as a courtesy to subscribers during the subscription period. The Company also provides a substantial amount of technical support information on its web sites.

         PRODUCT-USE TRAINING. The Company considers product-use and service-use training important to try to ensure that its customers develop the ability to use its products and services as fully and effectively as is possible. The majority of the Company's training materials consist of extensive on-line documentation and technical assistance information on its web sites.

COMPETITION

         The markets for (i) on-line brokerage services, (ii) client software and Internet-based trading tools and (iii) real-time market data services are intensely competitive and rapidly evolving, and there appears to be substantial consolidation of those three products and services occurring in the industry. The Company's new business model embraces this evolution and consolidation. However, the Company believes that due to the current and anticipated rapid growth of the market for integrated trading tools, real-time market data and on-line brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. The Company believes its ability to compete will depend upon many factors both within and outside its control, including the timing and market acceptance of new products and services and enhancements developed by the Company and its competitors, the ability of the Company to complete its pending merger with OnlineTrading.com and to integrate the respective businesses in an orderly, efficient and otherwise successful manner, product and service functionality, data availability, ease of use, pricing, reliability, customer service and support, and sales and marketing efforts.

         The Company faces and will face direct competition from several publicly-traded and privately-held companies with respect to its new business model, principally (i) on-line brokerages and (ii) data vendors with Internet-based subscription services. The Company's on-line brokerage competitors include the approximately 160 on-line brokerages currently active in the United States, including, but not limited to, A.B. Watley, Inc., Ameritrade, Inc., Charles Schwab & Co., Inc. (including CyberCorp., an on-line broker with an active trader customer base which is in the process of being acquired by Charles Schwab & Co., Inc.), Datek Online Holdings Corporation, Discover Brokerage Direct, Inc., DLJdirect, E*Trade Group, Inc., Fidelity Brokerage Services, Inc., National Discount Brokers, Quick & Reilly, Inc., SURETRADE, Inc., TRADESCAPE.com Inc. and Waterhouse Securities, Inc. Those brokers currently serve, in the aggregate, more than 92% of existing on-line accounts, and many are focusing on attracting more active traders to use their services. The Company's principal data vendor competitors include, but are not limited to, Bridge Information Systems, Inc. (Bridge Channel, Telerate Channel), Data Broadcasting Corporation (eSignal), Data Transmission Network Corporation (DTN.IQ and InterQuote), Hyperfeed Technologies, Inc. (Hyperfeed), Quote.com, Inc. (Quote.com), S&P ComStock, Inc. (ComStock on the Net and MyComStock.com), Telescan, Inc. (Wall Street City) and Track Data Corporation (MyTrack). The Company's competitors in the trading tools industry include, but are not limited to, Equis International, Inc. (a subsidiary of Reuters Group PLC) and each of the data vendors and on-line brokers listed above (all of whom develop, are in the process of developing or seek to develop or otherwise obtain, trading tools as value-added front ends for their data services and/or value-added tools for their brokerage services). The Company also will compete with trading tools and data services on the Internet that are available for free, and believes that trading tools and data services that are available on the Internet either for free or at modest prices will increase in sophistication over time. There can be no assurance that the Company will be able to compete effectively with its competitors, adequately educate potential customers as to the benefits that the Company's products and services provide, or continue to offer such products and services.

         Many of the Company's existing and potential competitors, which include
(i) large, established software or Internet companies that do not currently focus on trading tools/market data services, (ii) large discount and traditional national brokerages that are focusing more closely on on-line services, trading tools and real-time market data for active traders, and (iii) data vendors that are adding on-line brokerages (such as Track Data Corporation) and/or increasing the sophistication of their trading tools, have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and a larger installed customer base than has the Company. The Company can, against such forces, be considered to have virtually no prior operating experience given its recent decision to shift to its new business model, especially given that the Company has not completed its pending merger with OnlineTrading.com and no assurance can be given that such completion will occur. One or more of these competitors may be able to respond more quickly to new or emerging technologies or changes in customer requirements or to devote greater resources to the development, promotion and sale of their products and services than may the Company. There can be no assurance that the Company's existing or potential competitors will not develop products and services comparable or superior to those developed by the Company or adapt more quickly than the Company to new technologies, evolving industry trends or changing customer requirements, or that the Company will be able to timely and adequately complete the implementation of its new business model (in particular, consummation of its pending merger with OnlineTrading.com), and integrate, implement and offer products and services competitive with those of its competitors. Increased competition could result in price reductions, reduced margins, failure to obtain any significant market share, or loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on its business, financial condition and results of operations.

INTELLECTUAL PROPERTY

         The Company's success is and will be heavily dependent on its proprietary technology, including Internet, web site and order execution technology currently in development. The Company views its software technology as proprietary, and relies, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to establish and protect its proprietary rights. The Company has no material patents or patents pending, and has not to date registered any of its copyrights. The Company has obtained registrations in the United States and Canada for the trademarks TRADESTATION and OPTIONSTATION, and registrations in the United States for the trademarks SUPERCHARTS, PROSUITE, EASYLANGUAGE and POWEREDITOR, and for the service mark OMEGAWORLD. The Company uses a "click-wrap" license on its web site (for on-line orders of client software products), and in its client software products (for other types of sales), and uses and plans to continue to use a subscription agreement for its Internet-based subscription services, each directed to users of those products and services, in order to protect its copyrights and trade secrets and to prevent such users from commercially exploiting such copyrights and trade secrets for their own gain. Since these licenses are not physically signed by the licensees, many authorities believe that they may not be enforceable under many state laws and the laws of many foreign jurisdictions. The laws of Florida, which such licenses purport to make the governing law, are unclear on this subject.

         Despite the Company's efforts to protect its proprietary rights, unauthorized parties copy or otherwise obtain, use or exploit the Company's products or technology independently. Policing unauthorized use of the Company's products is difficult, and the Company is unable to determine the extent to which piracy of its software products exists. Piracy can be expected to be a persistent problem, particularly in international markets and as a result of the growing use of the Internet (including the Company's substantially increasing use of the Internet in connection with its transition to its new business model). In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries, including some in which the Company may attempt to expand its sales efforts. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or products.

         There has been substantial litigation in the software industry involving intellectual property rights. The Company does not believe that it is infringing, or that the technology in development will infringe, the intellectual property rights of others. The risk of infringement by the Company is heightened with respect to its new business model technology in development, as such will not have stood any "test of time" as has the Company's client software technology. There can be no assurance that infringement claims would not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that the Company acquires or licenses a portion of the software or data included in its products or services from third parties (all data is licensed from third parties), or markets products licensed from others generally, its exposure to infringement actions may increase because the Company must rely upon such third parties for information as to the origin and ownership of such acquired or licensed software or data. In the future, litigation may be necessary to establish, enforce and protect trade secrets, copyrights, trademarks and other intellectual property rights of the Company. The Company may also be subject to litigation to defend against claimed infringement of the rights of others or to determine the scope and validity of the intellectual property rights of others. Any such litigation could be costly and divert management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, which could be expensive, or prevent the Company from selling its products or services or using its trademarks, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations.

GOVERNMENT REGULATION

         If and when the Company completes its pending merger with OnlineTrading.com, OnlineTrading.com, which will then be a wholly-owned subsidiary of OnlineTrading.com Group, shall be (as it currently is) subject to extensive securities industry regulation under both federal and state laws. Broker-dealers are subject to regulations covering all aspects of the securities business, including: sales methods; trade practices among broker-dealers; use and safe-keeping of customers' funds and securities; arrangements with clearing houses; capital structure; record keeping; conduct of directors, officers and employees; and supervision. To the extent OnlineTrading.com solicits orders from customers or makes investment recommendations, it is subject to additional rules and regulations governing, among other things, sales practices and the suitability of recommendations to its customers. Neither OnlineTrading.com Group, nor Omega Research, is expected to be a broker or dealer.

         OnlineTrading.com's mode of operation and profitability may be directly affected by: additional legislation; changes in rules promulgated by the Securities and Exchange Commission ("SEC"), the National Association of Securities Dealers ("NASD"), the Board of Governors of the Federal Reserve System, the various stock exchanges and other self-regulatory organizations; and changes in the interpretation or enforcement of existing rules and laws.

         The SEC, the NASD or other self-regulatory organizations and state securities commissions can censure, fine, issue cease-and-desist orders, enjoin or suspend or expel a broker-dealer or any of its officers or employees.

         Marketing campaigns by OnlineTrading.com to bring brand name recognition to it and to promote the benefit of its services, such as the anticipated TradeStation.com trading platform and its high-speed electronic order execution, are regulated by the NASD, and all marketing materials must be reviewed by an appropriately-licensed OnlineTrading.com principal prior to release, and must conform to standards articulated by the SEC and NASD. The NASD may request that revisions be made to marketing materials, and can impose certain penalties for violations of its advertising regulations, including censures or fines, suspension of all advertising, the issuance of cease-and-desist orders, and the suspension or expulsion of a broker-dealer or any of its officers or employees.

         The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and it could ultimately lead to the firm's liquidation.

         It is possible that other federal or state agencies will attempt to regulate OnlineTrading.com's current and planned on-line and other electronic activities with rules that may include compliance requirements relating to record keeping, data processing, other operation methods, privacy, and pricing, content and quality of goods and services as the market for on-line commerce evolves. Because of the growth in the electronic commerce market, Congress had held hearings on whether to regulate providers of services and transactions in the electronic commerce market. As a result, federal or state authorities could enact laws, rules or regulations, not only with respect to on-line brokerage services, but other on-line services the Company provides and plans to provide. Such laws, rules and regulations, if and when enacted, could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

EMPLOYEES

         As of December 31, 1999, the Company had 282 full-time equivalent employees consisting of 72 in product development (including software engineering, product management, documentation and quality assurance), 173 in sales and marketing (including sales, marketing, customer support and order fulfillment), and 37 in general administration (including executive management, finance, information technology services and administration). The Company's employees are not represented by any collective bargaining organization, and the Company has never experienced a work stoppage and considers its relations with its employees to be good.

         The Company's future success depends, in significant part, upon the continued service of its key senior management, technical and sales and marketing personnel. The loss of the services of one or more of these key employees, including William R. Cruz or Ralph L. Cruz, the Company's Co-Chief Executive Officers, or of certain key technology personnel, could have a material adverse effect on the Company. There can be no assurance that the Company will be able to retain its key personnel. Departures and additions of personnel, to the extent disruptive, could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.  PROPERTIES.

         The Company's corporate headquarters are located in Miami, Florida, in a leased facility originally consisting of approximately 17,300 square feet of office space under a lease which commenced in February 1997 and which expires in August 2002. The Company has entered into a sublease and two lease amendments with respect to its corporate headquarters which, taken together, had the effect of significantly expanding these facilities to approximately 60,500 square feet of office space. The Company recently opened a leased facility in Boca Raton, Florida, consisting of approximately 6,000 square feet of space to be used for additional product development and data services operations. That lease expires January 1, 2005, and has a five-year renewal option. The Company acquired an approximate 13,500 square foot leased facility in Richardson, Texas in connection with the Window On WallStreet acquisition, at which most Window On WallStreet employees are based and at which certain data services development and technical operations are based. That lease expires July 31, 2002, and has a three-year renewal option. The Company also leases warehouse space south of Miami, Florida consisting of approximately 4,800 square feet, which is used for fulfillment of orders. The warehouse lease is on a month to month term. The Company's corporate headquarters contain all of the Company's facilities except for data services, a portion of product development, and fulfillment. The Company believes that its existing facilities are adequate to support its existing operations and that, if needed, it will be able to obtain suitable additional facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK INFORMATION

         The Company's Common Stock, par value $.01 per share ("Common Stock"), is quoted under the symbol "OMGA" on The Nasdaq Stock Market (Nasdaq National Market).

         The Company completed an initial public offering pursuant to a Registration Statement that was declared effective on September 30, 1997. Prior to the initial public offering, the Company's Common Stock was not listed or traded on any organized market system. The high and low closing sales prices based on actual transactions for the Company's Common Stock on The Nasdaq Stock Market during each of the quarters presented are as follows:

                                                      High               Low
                                                 -------------      ------------
                                                       Closing Sales Price
                                                 -------------------------------

         1998:
              First Quarter......................    $ 5 3/8        $ 2 3/4
              Second Quarter.....................      6              3 5/8
              Third Quarter......................      4 5/8          2 1/8
              Fourth Quarter.....................      3              1 3/16

         1999:
              First Quarter......................     14 5/16         2 15/16
              Second Quarter.....................     12 7/8          8
              Third Quarter......................     12 7/16         3 7/8
              Fourth Quarter.....................     10              3 13/16

         As of March 8, 2000, there were 52 holders of record of the Common Stock, and, based upon information previously provided to the Company by depositories and brokers, the Company believes it has in excess of 3,900 beneficial owners.

DIVIDEND POLICY

         The Company currently expects operating losses for at least the next several quarters and intends to retain any future earnings to finance its growth and development and therefore does not anticipate paying any cash dividends in the foreseeable future. Payment of any future dividends will depend upon the future earnings and capital requirements of the Company and other factors which the Board of Directors considers appropriate. The Company did not distribute any dividends during the year ended December 31, 1999 or 1998. During 1997, the Company distributed cash dividends in the aggregate amount of $16.5 million (including the Dividend described in the following paragraph which was paid immediately prior to the consummation of the Company's initial public offering) to the then current shareholders of the Company. Additionally, during the second quarter of 1997, the Company declared a dividend to the then current shareholders of the Company, William

R. Cruz and Ralph L. Cruz, of the Company's former office facilities. The carrying value of the facility on the Company's books was approximately $507,000.

          The Company's Board of Directors declared and paid a dividend of $15.4 million to the Company's then existing shareholders (the "Dividend") immediately prior to the consummation of the Company's initial public offering. The Dividend was equal to the Company's estimate at that time of its cumulative taxable income prior to its conversion to a C corporation to the extent such taxable income had not been previously distributed. Subsequent to the payment of the Dividend, the Company preliminarily determined that the actual cumulative taxable income would be less than was originally estimated. Accordingly, in the fourth quarter of 1997, the recipients of the Dividend repaid $800,000, plus interest, to the Company. During the third quarter of 1998, upon finalization of the Company's 1997 tax returns and final determination of S corporation earnings at the date of the conversion to a C corporation, the recipients of the Dividend repaid an additional $135,000, plus interest, to the Company, reducing the Dividend to $14.5 million. See Note 7 of Notes to Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

         In connection with the October 26, 1999 merger with Window On WallStreet, the Company issued 1,999,995 unregistered shares (the "WOW Shares") of the Company's Common Stock to the nine former shareholders of Window On WallStreet in exchange for the cancellation of all of the outstanding shares of capital stock of Window On WallStreet. The WOW Shares, post merger, represented approximately 8.2% of the then outstanding Common Stock of Omega Research. In addition, the Company assumed all outstanding stock options to purchase Window On WallStreet common stock which, based on an exchange ratio of 0.210974 shares of Omega Research Common Stock for each share of Window On WallStreet common stock, were exercisable at the time of assumption for an aggregate of 182,529 shares of Omega Research Common Stock (82,783 shares at an exercise price of $.48 per share, and 99,746 shares at an exercise price of $8.06 per share). The Window On WallStreet options generally vest ratably over four years and have a term of ten years. See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - (b) Current Reports on Form 8-K."

         During the fourth quarter of 1999, the Company granted options to purchase an aggregate of 412,125 shares of Common Stock pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan (the "Incentive Plan"). Nearly all such options vest ratably over a five-year period and are exercisable at prices ranging from $4.22 to $8.44 per share, which was the fair market value of the Company's Common Stock on the respective dates on which the options were granted. The options expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

         All the foregoing shares of the Company's Common Stock and options were issued or granted (as the case may be) by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. Other than as described above, the Company did not issue or sell any unregistered securities during the fourth quarter of 1999.

USE OF PROCEEDS

         The Company's initial public offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-32077) which was declared effective by the Securities and Exchange Commission on September 30, 1997.

         For a description of the Company's use of proceeds from such offering through September 30, 1999, see Item 2(d) of Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997. During the fourth quarter of 1999, the Company used a portion of such proceeds to repay outstanding debt of Window On WallStreet of approximately $4.1 million, fund operations with approximately $3.0 million, including $1.0 million paid for acquisition costs with respect to the Window On WallStreet acquisition, and used $530,000 for capital expenditures. The balance of the net offering proceeds (the portion that has not been used) of approximately $3.9 million continues to be temporarily invested in short-term, interest bearing instruments pending the use by the Company for working capital and other general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. The Consolidated Statement of Operations Data presented below for each of the years in the three-year period ended December 31, 1999 and the Consolidated Balance Sheet Data as of December 31, 1999 and 1998 have been derived from the Company's Consolidated Financial Statements included on pages F-1 through F-23 of this report, which have been audited by Arthur Andersen LLP. The Consolidated Balance Sheet Data as of December 31, 1997 have been derived from audited financial statements not included in this report. The Consolidated Statement of Operations Data presented below for the years ended December 31, 1996 and 1995 and the Consolidated Balance Sheet Data as of December 31, 1996 and 1995 have been derived from unaudited financial statements not included in this report. See also Note 12 of Notes to Consolidated Financial Statements for quarterly financial information for fiscal years 1999 and 1998.

                                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                          1999       1998       1997       1996       1995
                                                       ---------  ---------  ---------  ---------  ---------
                                                              (In thousands, except per share data) (1)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:

Net revenues:
   Licensing fees....................................  $  33,768  $  25,057  $  27,729  $  15,994  $   9,404
   Other revenues....................................      9,102      6,654      5,221      4,118      1,595
                                                       ---------  ---------  ---------  ---------  ---------

        Total net revenues...........................     42,870     31,711     32,950     20,112     10,999

Total operating expenses.............................     40,745     30,616     24,727     13,616      7,731
                                                       ---------  ---------  ---------  ---------  ---------
        Income from operations.......................      2,125      1,095      8,223      6,496      3,268
                                                       ---------  ---------  ---------  ---------  ---------


Pro forma net (loss) income (2)......................  $    (967) $    (429) $   4,665  $   3,690  $   1,980
                                                       =========  =========  =========  =========  =========
Pro forma (loss) earnings per share: (2).............
   Basic.............................................  $   (0.04) $   (0.02) $    0.21  $    0.18  $    0.09
   Diluted...........................................  $   (0.04) $   (0.02) $    0.21  $    0.17  $    0.09

Weighted average shares outstanding:
   Basic.............................................     24,294     23,914     21,829     20,886     20,934
   Diluted...........................................     24,294     23,914     22,620     22,033     22,018

                                                                            DECEMBER 31,
                                                       -----------------------------------------------------
                                                          1999       1998       1997       1996       1995
                                                       ---------  ---------  ---------  ---------  ---------
                                                                         (In thousands) (1)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents..............................$   2,176  $   7,650  $  12,827  $   1,097  $     364
Marketable securities..................................    1,695      5,737      1,015          -          -
Working capital........................................   22,390     24,928     24,983      5,051      2,154
Total assets...........................................   31,380     30,774     29,153      7,571      3,747
Long term debt.........................................        -      2,641      2,365      2,167          -
Shareholders' equity ..................................   25,475     24,495     24,017      4,304      3,200

------------------

(1)      Amounts have been restated to reflect the acquisition of Window On WallStreet, which was accounted for under the pooling-of-interests method. See Note 2 of Notes to Consolidated Financial Statements.

(2)      The Company was treated as an S corporation for federal and state income tax purposes prior to
         September 30, 1997. Pro forma income taxes have been provided as if the Company had been a C corporation for all periods prior to September 30, 1997. Upon terminating its S corporation election, the Company was required to record a non-recurring credit. See Note 9 of Notes to
         Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THIS DISCUSSION SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA"AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN THIS REPORT.

OVERVIEW

         Omega Research was incorporated in 1982 to develop, market and sell trading strategy software tools to traders. The Company's current products and services provide traders with the ability to develop, historically test and computer automate trading strategies and to access streaming real-time charts, quotes and news via the Internet.

         The Company is in the process of changing its business model. The Company has taken steps to transform itself from a trading strategy client software company to an on-line brokerage firm that intends to provide to active traders a best-of-breed, Internet-based trading platform: One that incorporates and seamlessly integrates powerful trading strategy development tools, historical and streaming real-time market data and news, and a direct access electronic order execution system. The Company's historical business model has consisted of sales of client software products, payment for which is committed to in full by the customer at the time of sale. Under the new business model, the Company will seek to derive recurring revenues from customers by offering monthly subscription services for trading strategy development tools integrated with streaming real-time market data and news for which a monthly fee is payable, and by offering on-line brokerage services for which commissions are payable. The Company believes that it will be able to leverage its historical success in selling trading strategy tools to build a subscriber base of active traders that will use its on-line brokerage services or, at a minimum, its trading strategy subscription services.

         To support the change in the business model, the Company expects to increase significantly its sales and marketing, product development and infrastructure expenditures. As a result, the Company expects to incur net losses through the year 2000. These anticipated losses could reduce the Company's available cash resources, increase its capital requirements and require the Company to seek debt and/or equity financing. See "Liquidity and Capital Resources" below.

         Historically, the Company's revenues have been derived principally from two sources: (i) licensing fees for use of the Company's client software products, and (ii) other revenues consisting primarily of royalties, fees and commissions paid to the Company in accordance with its agreements with third-party data vendors and other third parties and revenue from the Company's FINANCIAL DATA CAST NETWORK ("FDCN") subscription service. Licensing fees are recognized upon product shipment in accordance with Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. See Note 1 of Notes to Consolidated Financial Statements.

         While the Company has no obligation to perform future services subsequent to shipment of client software, the Company voluntarily provides telephone, electronic mail and fax customer support to purchasers of its products. The Company currently does not charge a fee for the use of customer support. The costs associated with these services are insignificant in relation to product value.

         On February 22, 1999, the Company released its latest generation of premium software products, branded "2000I," which included upgrade versions of its then existing products and new products. Accordingly, as of February 22, 1999, the Company's client software product line consisted of TRADESTATION 2000I, RADARSCREEN 2000I, OPTIONSTATION 2000I, OMEGA RESEARCH PROSUITE 2000I and SUPERCHARTS 4. See "ITEM 1. BUSINESS - Overview and Recent Developments" and - "Products and Services."

         The Company began to implement the change in its business model with its October 1999 acquisition of Window On WallStreet, a provider of Internet-based streaming real-time market data through its FDCN subscription service. The Company's Consolidated Financial Statements have been restated to reflect the acquisition of Window On WallStreet, which was accounted for as a pooling-of-interests. In November 1999, the Company announced that it would focus on serving active on-line traders by offering a new monthly subscription, Internet-based, trading strategy portal that is to be named TRADESTATION.COM. TRADESTATION.COM is expected to be launched later this year. On January 19, 2000, the Company signed a definitive, 100% share-exchange merger agreement with OnlineTrading.com, a direct access on-line broker. That merger is also expected to be accounted for as a pooling-of-interests. OnlineTrading.com provides electronic order execution technology that directly accesses ECN's, exchanges and market makers in order to provide OnlineTrading.com's customers with high-speed and efficient order execution that avoids traditional market maker participation and brokerage order-flow arrangements. The Company launched its first Internet subscription service, WINDOWONWALLSTREET.COM, on January 25, 2000. WINDOWONWALLSTREET.COM offers streaming real-time charts, quotes and news, powered by certain of the Company's award-winning trading tools. See "ITEM 1. BUSINESS - Overview and Recent Developments" and - "Products and Services."

         Through 1999, substantially all of the Company's licensing fees were derived from the licensing of client software products to individual traders. The Company's client software products are sold primarily by the Company's telesales force. To date, a majority of the licensing fees have been generated through sales of TRADESTATION and the OMEGA RESEARCH PROSUITE. For sales of most of the Company's client software products, customers have typically provided the Company with a credit card number and were billed for their purchases automatically and on a monthly basis over the course of 12 months. The Company has offered a 16-month payment term for OMEGA RESEARCH PROSUITE 2000I sales. That payment plan results in deferred revenues with respect to the amounts not due within twelve months from the date of sale. The concentration of the Company's revenue, prior to the consummation of the merger with OnlineTrading.com, is expected to migrate towards its subscription services during 2000. Furthermore, as a result of the Company's transition from a seller of client software to a provider of Internet subscription services, it is expected that net revenues will be adversely impacted and it is difficult to predict when, if at all, or to what extent, the Company's Internet subscription services will offset such reductions.

         The majority of the Company's other revenues for the year ended December 31, 1999 were derived from royalties associated with a licensing agreement with Bridge Telerate relating to TRADESTATION. Under that agreement, Bridge Telerate has the right to offer TRADESTATION to its customers on a subscription basis. Bridge Telerate pays a per unit royalty to the Company, subject to a minimum annual royalty commitment. The remaining other revenues has been comprised of fees and commissions paid to the Company pursuant to cross-marketing agreements with data service vendors and other third parties, revenues from the FDCN subscription service and revenues generated from OMEGAWORLD, the Company's annual conference for users of Omega Research products. The Company's decision to focus its marketing resources on WINDOWONWALLSTREET.COM and future Internet subscription services is expected to result in reduced commission revenue from data service vendors. However, it is difficult to predict when, if at all, or to what extent, the Company's Internet subscription service revenues will offset such reductions. Other revenues are recognized as earned in accordance with the terms of the applicable contract; Internet subscription services are recognized monthly as service is provided; and, with respect to OMEGAWORLD, at the time the conference is conducted.

         The Company provides client software customers with a 30-day right of return and, as a result, records a provision for estimated returns at the time of sale. Depending on the circumstances, the Company has often allowed customers to return client software after the 30-day period. The reserve for returns and the provision for bad debts, in accordance with generally accepted accounting principles, are estimated based on historical experience and other relevant factors and there is no certainty that future returns or bad debts will not exceed established estimates. Due to expanded marketing and sales efforts including television advertising and free audiotape or book offers, and an increased awareness of trading, the Company has reached a broader audience that includes more individuals who may not necessarily be suited to use the Company's products. Consequently, the Company's rate of returns and provision for bad debts have increased over the last three years, particularly in the last of those years. There can be no assurance that this trend will not continue, particularly in light of the Company's recent decision to transition its business from a client software company to an on-line brokerage firm and provider of subscription-based services.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COST OF CAPITALIZED SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized on the straight-line basis over a one-year period, the period of benefit of the related products. There were no capitalized software development costs as of December 31, 1999 or 1998. In the future, the Company believes that the time between the technological feasibility of the Company's Internet-based services and the general release of such services will be insignificant, and, as a result, development costs qualifying for capitalization are expected to be immaterial.

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

         The pro forma income tax adjustments for the year ended December 31, 1997 in the Company's historical financial statements reflect the federal and state income taxes which would have been recorded if the Company had been treated as a C corporation during the periods presented. The Company has calculated these amounts based upon an estimated combined effective tax rate of 39.5% for Omega Research (as a stand-alone company, prior to its merger with Window On WallStreet) for the period prior to September 30, 1997. In addition, the non-recurring net tax credit of $1.2 million has been excluded from pro forma net income.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the Company's statement of operations reflected as a percentage of total net revenues:

                                                  YEAR ENDED DECEMBER 31,
                                               ---------------------------
                                                1999       1998       1997
                                               -----      -----      -----
Net Revenues:
     Licensing fees ....................        78.8%      79.0%      84.2%
     Other net revenues ................        21.2       21.0       15.8
                                               -----      -----      -----
           Total net revenues ..........       100.0      100.0      100.0
                                               -----      -----      -----
Operating expenses:
     Cost of licensing fees and services         6.9%       7.9%       8.2%
     Product development ...............        12.0       12.6        7.1
     Sales and marketing ...............        44.3       49.1       37.1
     General and administrative ........        29.0       26.9       22.7
     Acquisition costs .................         2.8       --         --
                                               -----      -----      -----
           Total operating expenses ....        95.0       96.5       75.1
Income from operations .................         5.0%       3.5%      24.9%
                                               =====      =====      =====

YEARS ENDED DECEMBER 31, 1999 AND 1998

NET REVENUES

         TOTAL NET REVENUES. The Company's total net revenues increased 35% from $31.7 million in 1998 to $42.9 million in 1999.

         LICENSING FEES. Licensing fees increased 35% from $25.1 million in 1998 to $33.8 in 1999, primarily due to an increase in net revenues resulting from the release, on February 22, 1999, of the Company's 2000I line of client software products. As a result of the Company's recent announcement regarding the acceleration of its Internet subscription services, it is expected that in the short term the level of licensing fees will decrease as the Company focuses on building a subscriber base from its Internet subscription services. The Company has provided what it believes are appropriate provisions for returns, in light of its 30-day right of return policy, but no assurance can be given that the rate of returns will not increase beyond the reserved levels, particularly due to the Company's announcements regarding its new business model.

         OTHER REVENUES. Other revenues increased 37% from $6.7 million in 1998 to $9.1 million in 1999, primarily due to increases in data service revenues associated with FDCN, the Company's real-time market data subscription service, and, to a lesser extent, an increase in minimum royalties under the Company's license agreement with Bridge Telerate, as well as revenues generated from OMEGAWORLD, the Company's annual conference for users of Omega Research products.

OPERATING EXPENSES

         COST OF LICENSING FEES AND SERVICES. Cost of licensing fees and services consisted primarily of costs related to data redistribution, product media, packaging and storage and inventory costs. Cost of licensing fees and services was approximately $3.0 million in 1999 as compared to $2.5 million in 1998. Cost of licensing fees and services as a percentage of total net revenues decreased from 8% in 1998 to 7% in 1999, primarily due to a shift in product mix to higher-priced products during 1999 as well as the impact of a one-time payment made to a third party in conjunction with the development of certain technology for the Company during 1998, offset by decreased margins for the FDCN subscription services.

         PRODUCT DEVELOPMENT. Product development expenses included expenses associated with the development of new products and services, enhancements to existing products and services, testing of products and services and the creation of documentation, and consisted primarily of salaries, other personnel costs and depreciation of computer and related equipment. Product development expenses increased from $4.0 million in 1998 to $5.1 million in 1999 primarily due to an increase in the number of individuals employed in product development. Product development expenses as a percentage of total net revenues decreased from 13% in 1998 to 12% in 1999, primarily due to a higher rate of growth in net revenues compared to the increase in personnel and related expenses. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company develops new products and services in connection with its new business model and enhances existing products and services.

         SALES AND MARKETING. Sales and marketing expenses have consisted primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the

Company's client software products to investors, sales commissions, salaries for the customer support center and marketing personnel, other personnel costs, web site design and administration costs, and shipping expenses. Sales and marketing expenses were $19.0 million in 1999 compared to $15.6 million in 1998, primarily due to increased marketing and sales personnel, increased commissions resulting from higher net revenues, increased travel expenses and increased costs related to OMEGAWORLD. Sales and marketing expenses as a percentage of total net revenues decreased from 49% in 1998 to 44% in 1999 primarily due to a higher rate of growth in net revenues compared to the increase in personnel and related expenses. The Company expects sales and marketing expenses to increase significantly in the near term, as the Company redirects its resources towards marketing Internet subscription services and the other components of its new business model.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of provision for bad debt, employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees, as well as professional fees, rent and other facilities expense. General and administrative expenses were $12.4 million in 1999 compared to $8.5 million in 1998 primarily as a result of an increase in bad debt expense, and, to a lesser extent, an increase in personnel and related costs as well as facility expenses, partially offset by decreased consulting and professional expenses as a result of the favorable settlement of the class action law suit brought against the Company in 1998. General and administrative expenses as a percentage of total net revenues increased from 27% in 1998 to 29% in 1999, primarily as a result of the increase in the provision for bad debt. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of provision required for bad debt, the level of hiring of additional personnel to support the expected growth of the Company and the Company's change in its business model.

         ACQUISITION COSTS. Acquisition expenses of $1.2 million were recognized in the fourth quarter of fiscal year 1999 for transaction costs associated with the Window On WallStreet acquisition. Significant additional costs in conjunction with the Company's pending merger with OnlineTrading.com are expected to be incurred during fiscal year 2000.

OTHER INCOME (EXPENSE), NET

         INTEREST EXPENSE. Interest expense increased from approximately $907,000 in 1998 to approximately $1.7 million in 1999 due to the issuance of common stock of the pooled company (Window On WallStreet) associated with nonpayment and consolidation of its debt with related parties. Interest expense during 1999 included $1.3 million of noncash charges related to the issuance of common stock of Window On WallStreet, as compared to $600,000 during 1998. Window On WallStreet outstanding debt of approximately $4.1 million was repaid, in accordance with its terms, by the Company upon consummation of the merger.

         OTHER INCOME, NET. Other income, net consists primarily of investment income from cash and cash equivalents. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net was approximately $445,000 in 1999 and $435,000 in 1998.

YEARS ENDED DECEMBER 31, 1998 AND 1997

NET REVENUES

         TOTAL NET REVENUES. The Company's total net revenues were $31.7 million in 1998 compared to $33.0 million in 1997.

         LICENSING FEES. Licensing fees were $25.1 million in 1998 as compared to $27.7 million in 1997, primarily due to a decrease in net sales of all of the Company's principal products. The Company believes that licensing fees in 1998 were impacted by slower than anticipated demand for its products, which was first experienced during the fourth quarter of 1997. Management believes that the slower demand was due in part to customer delays in decision making in anticipation of the release of the Company's 2000I line of client software products, which were released on February 22, 1999.

         OTHER REVENUES. Other revenues increased 27% from $5.2 million in 1997 to $6.7 million in 1998, primarily due to increases in minimum royalties under the Company's license agreement with Bridge Telerate, and, to a lesser extent, revenues generated from OMEGAWORLD, the Company's annual conference for users of Omega Research products.

OPERATING EXPENSES

         COST OF LICENSING FEES AND SERVICES. Cost of licensing fees and services was $2.5 million in 1998 compared to $2.7 million in 1997. Cost of licensing fees and services as a percentage of total net revenues remained relatively unchanged at 8%.

         PRODUCT DEVELOPMENT. Product development expenses increased from $2.4 million in 1997 to $4.0 million in 1998, primarily due to an increase in the number of individuals employed in product development. Product development expenses as a percentage of total net revenues increased from 7% in 1997 to 13% in 1998, primarily due to increased personnel and related expenses as well as decreased revenues.

         SALES AND MARKETING. Sales and marketing expenses were $15.6 million in 1998 compared to $12.2 million in 1997, primarily due to increased marketing and sales personnel, increased advertising (including print advertising, the use of sales seminars, television advertising and direct mailers), and increased shipping costs and costs related to OMEGAWORLD, offset by decreased telecommunications expenses. Sales and marketing expenses as a percentage of total net revenues increased from 37% in 1997 to 49% in 1998 as a result of the increased marketing expenses and decreased revenues.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses were $8.5 million in 1998 compared to $7.5 million in 1997, primarily as a result of increased professional fees related to the defense of the class action lawsuit brought against the Company in 1998, costs of being a public company, expenses related to the implementation and lease of a new telephone system, and increased personnel costs. General and administrative expenses as a percentage of total net revenues increased from 23% in 1997 to 27% in 1998, primarily as a result of the increase in those expenses and decrease in revenues.

OTHER INCOME (EXPENSE), NET

         INTEREST EXPENSE. Interest expense increased from approximately $265,000 in 1997 to approximately $907,000 in 1998, primarily due to noncash interest associated with the conversion of Window On WallStreet's detachable warrants into its common stock upon nonpayment of certain debt with related parties.

         OTHER INCOME, NET. Other income, net increased from approximately $196,000 in 1997 to approximately $435,000 in 1998, primarily due to income earned on the proceeds from the Company's initial public offering.

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

         Upon adoption of SFAS No. 109 during the third quarter of 1997, the Company recorded a benefit for income taxes which reflects the SFAS No. 109 Credit, a non-recurring deferred income tax credit of approximately $3.0 million, which was partially offset by a $1.8 million provision for income taxes payable. The SFAS No. 109 Credit recognized net deferred tax assets arising from book and tax basis differences that arose primarily as a result of accounts receivable reserves. The $1.8 million in income taxes payable relate to federal and state income taxes owed by the Company as a result of an approximate $4.6 million in S corporation taxable earnings which were recognized by the Company for tax purposes in the fourth quarter of 1997 and the year ended December 31, 1998.

         The pro forma income tax adjustments for the year ended December 31, 1997 in the Company's historical financial statements reflect the federal and state income taxes which would have been recorded if the Company had been treated as a C corporation during the periods presented. The Company calculated those amounts based upon an estimated combined effective tax rate of 39.5% for Omega Research for periods prior to September 30, 1997.

         The effective tax rates for 1999 and 1998 were 210% and 169%, respectively. The increase as compared with the 38.6% statutory rate is primarily due to an increase in the valuation allowance established at Window On WallStreet to offset net operating loss carryforwards. The effective tax rates of Omega Research as a stand-alone company were approximately 37% and 35% during 1999 and 1998, below the 38.6% statutory rate primarily as a result of the impact of tax-free investment income.

VARIABILITY OF RESULTS

         The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. The Company's quarterly revenues and operating results have varied in the past, and are likely to vary even further from quarter to quarter in the future due to the

Company's transition to a new business model. Such fluctuations may result in volatility in the price of the Common Stock. As budgeted expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management's expectations, then results of operations are likely to be adversely affected because a relatively small amount of the Company's expenses varies with its revenues in the short term. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of releases of new products and services and/or enhancements, increased competition, variations in the revenue mix, and announcements of new products and services and/or enhancements by the Company or its competitors and other factors. Such fluctuations may result in volatility in the price of the Common Stock. See Note 12 of Notes to Consolidated Financial Statements for quarterly financial information.

LIQUIDITY AND CAPITAL RESOURCES

         The Company currently anticipates that its available cash resources and cash flows from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. However, the Company is experiencing a period of net losses which is expected to continue at least through the year 2000. Further, as the Company transitions to its new business model, it may need to raise additional funds in order to execute that transition, support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, and acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities. The Company has also recently substantially increased its rental obligations under real property, facilities and equipment leases. The Company's future liquidity and capital requirements will depend upon numerous factors, including the period of time it takes the Company to execute its transition to its new business model, and customer acceptance thereof, costs and timing of expansion of research and development and marketing efforts and the success of such efforts, the success of the Company's existing and new product and service offerings, and competing technological and market developments. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph, as well as other factors, will impact the Company's future capital requirements and the adequacy of its available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

         There can be no assurance that additional financing (debt or equity), if required, will be available when needed on terms favorable to the Company, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to complete effectively its transition to its new business model. develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

         As of December 31, 1999, the Company had cash and cash equivalents of approximately $2.2 million, investments in short term marketable securities of $1.7 million, and working capital of approximately $22.4 million. Marketable securities consist of investment grade municipal bonds maturing, on average, within a year.

         Cash used in operating activities in 1999 totaled approximately $5.0 million, compared to cash provided by operating activities of approximately $33,000 and $2.8 million in 1998 and 1997, respectively. The decrease in net cash provided by operations in 1999 was primarily due to an increase in net loss by the Company and an increase over 1998 in cash paid for income taxes of $3.8 million by Omega Research prior to the Window On WallStreet acquisition. The decrease in net cash provided by operations in 1998 was primarily attributable to lower net income of the Company and an increase in cash paid for income taxes of $1.6 million by Omega Research. The Company began paying taxes in the fourth quarter of 1997 and, in addition, paid during 1998 the remaining $900,000 of the $1.8 million tax liability recognized in September 1997.

         The Company's investing activities provided cash of $2.3 million during 1999 and used cash of $6.3 million and $2.2 million in 1998 and 1997, respectively. During 1999, cash provided from investing activities was made up of $4.0 million of proceeds from maturity of marketable securities primarily offset by capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations. The principal use of cash in investing activities in 1998 and 1997 was for investments in marketable securities, net of marketable securities that matured. The balance of such investing activities during 1998 and 1997 was primarily for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations. During 1997, investing activities also used cash as a result of purchases of furniture and fixtures and leasehold improvements related to the Company's move to a new corporate headquarters in February 1997.

         In 1999, the Company's financing activities used cash of $2.8 million as compared to cash provided of $1.0 million and $11.1 million in 1998 and 1997, respectively. Net cash used in financing activities during 1999 was related to the payment of existing debt of Window On WallStreet (net of current year borrowings) of $3.3 million, offset by proceeds from the issuance of common stock from the Company's 1997 Employee Stock Purchase Plan and the exercise of stock options under the Company's Incentive Stock Plan.

         Cash provided during 1998 related primarily to borrowings of debt from related parties by Window On WallStreet in addition to the repayment of the excess portion of the Dividend distributed on September 30, 1997. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Divided Policy" The balance of the cash provided during 1998 related to the issuance of common stock from the Company's 1997 Employee Stock Purchase Plan and the exercise of stock options under the Company's Incentive Stock Plan.

         Cash provided during 1997 of $11.1 million was primarily attributable to $27.4 million of net proceeds from Omega Research's initial public offering completed during the fourth quarter of 1997, offset by cash distributions totaling $16.5 million (net of the 1997 repayment discussed above) to the Company's S corporation shareholders prior to the Company's initial public offering, and to a lesser extent, related party borrowings of approximately $240,000 by Window On WallStreet. A portion of the distributions were financed with a $15 million short-term bank loan which was repaid with the proceeds of the initial public offering.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF FASB STATEMENT NO. 133. SFAS No.

137 defers for one year the effective date of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ended December 31, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

YEAR 2000 COMPLIANCE

         The Company has not encountered any significant difficulties with respect to Year 2000 compliance issues with respect to its customer integrated support and general ledger system, its telephone system, or any vendor products or services. See "ITEM 1. BUSINESS - Product Development and Year 2000 Compliance" for a discussion of Year 2000 implications with respect to the Company's products.

FORWARD-LOOKING STATEMENTS; BUSINESS RISKS

This report contains statements that are forward-looking within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "estimates," "plans," "expects," "intends," "anticipates," "contemplates," "may," "will," "assuming," "prospect," "should," "could," "looking forward" and similar expressions, to the extent used, are intended to identify the forward-looking statements. All forward-looking statements are based on current expectations and beliefs concerning future events that are subject to risks and uncertainties. Actual results may differ materially from the results suggested herein. Factors that may cause or contribute to such differences and impact future events and the results of those events, and business risks of and for the Company generally, include, but are not limited to, the items described below, as well as in other sections of this report and in other of the Company's public filings, and in the Company's press releases, particularly those released during and subsequent to the 1999 third quarter, any of which could have a material adverse effect on the business, results of operations, financial condition and prospects of the
Company:

/bullet/ CHANGE IN BUSINESS MODEL. The Company is in the process of changing its business model from a trading strategy client software company to an on-line brokerage firm that provides an Internet platform of trading strategy tools and streaming real-time market data and news, and trade execution through a direct access electronic order execution system. The Company has limited experience in the real-time market data industry (all of such experience has been acquired by Window On WallStreet, and Window On WallStreet had only one year of experience operating a real-time data service at the time it was acquired by Omega Research). The Company has no experience in the brokerage services industry, and will rely completely upon the experience of OnlineTrading.com, assuming and subject to the closing of its pending merger with that brokerage firm. OnlineTrading.com itself has only been providing brokerage services for approximately four years, and mostly to institutional investors (as opposed to the individual active traders the Company seeks to attract). The Company's lack of experience in key components of its new business model, even after considering the experience of Window On

         WallStreet and, once acquired, OnlineTrading.com, is substantial, and may result in delays, mistakes and liabilities unlikely to happen to a company that has more experience. Such delays, mistakes and liabilities, if and to the extent they occur, may cause material adverse effects upon the Company's business, financial condition, results of operations and prospects. See "ITEM 1. - BUSINESS - Overview and Recent Developments."

         If customer acceptance of the Company's Internet-based trading strategy tools, real-time market data services or on-line brokerage services does not meet the Company's expectations (due to technical difficulties or errors in the products or services, unfavorable critical reviews, failure to market effectively, the introduction by others of more-accepted products and services, or other reasons), the Company's business, financial condition, results of operations and prospects would be materially adversely affected. All software, including Internet-based software, contains errors, particularly new, highly-complex, innovative products or services. Accordingly, there is a substantial risk that the Company's Internet-based trading strategy tools, real-time market data services and on-line brokerage services in development will contain numerous technical errors, some of which may be significant and deeply, negatively impact customer acceptance of such products and services.

         The Company's decision to change its business model also means that the Company must develop and depend upon a different operational infrastructure than the one which supported its client software business, and substantially modify its approaches to product development and sales and marketing. The Company's infrastructure must be changed to support three separate kinds of businesses (development of trading strategy tools, organization and delivery of streaming real-time data and news, and on-line brokerage services) that need to be seamlessly integrated. This will require substantial changes in the Company's information technology and databases, its mechanisms and methods of delivery of products and services, its administrative functions, and its use of personnel resources. Product development must change its focus to a large extent from client software to Internet and web site-related technology, sales and marketing must change its focus from high-priced client software sales to brokerage services (commission revenues) and Internet-based, lower-priced, monthly subscriptions for trading strategy tools integrated with streaming real-time data and news (monthly subscription revenues). The Company has virtually no prior experience in marketing these services, as Omega Research has not ever been in those businesses, and Window On WallStreet and OnlineTrading.com have engaged in little or no media advertising of their respective services. There are substantial risks that the Company will fail, to some degree, to sufficiently rebuild its infrastructure and integrate the three key components of the new business model (trading tools/real-time data/on-line brokerage services), and/or to re-focus its product development and sales and marketing on the new business model. Such failures, if and to the extent they occur, may cause material adverse effects upon the Company's business, financial condition, results of operations and prospects. See "ITEM 1. BUSINESS - Products and Services - Sales and Marketing and - Product Development and Year 2000 Compliance."

         The Company's transition to its new business model has placed, and will continue to place, a significant strain on the Company's management and operations. The Company's future operating results will depend, in part, on its ability to continue to broaden the Company's senior and middle management groups and administrative infrastructure, and its ability to attract, hire, and retain skilled employees, particularly in product development, marketing and sales, web site design and information technology.

         Because the new business model is one with no historical record for the Company, and, to the Company's knowledge, one with no historical record for any other company, the Company's attempts to anticipate revenues and costs, to prepare budgets which organize the implementation of the Company's transition to the new business model, and to make decisions regarding seeking to obtain third-party financing that may be required, will generally be based upon theoretical assumptions. Future events and results may differ drastically from those planned or anticipated, which, if negative, would result in a material adverse effect on the Company's business, financial condition, results of operations and prospects. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS" below.

         The substantial risks discussed above are magnified by the rapid pace at which the Company is attempting to complete the transition to the new business model. The Company is assuming that its pending merger with OnlineTrading.com will close no later than mid-June (even though there is risk that the merger will close later or not at all) and that its new business model will be fully launched in a relatively short period of time after closing. If that occurs, the Company will have changed its business entirely in a period of approximately eight months. This rapid pace obviously increases the likelihood of occurrence of the various possible mistakes and failures discussed above, and increases the risks of the likelihood of resulting material adverse effects that will damage the Company's business, financial condition, results of operations and prospects.

/bullet/ FAILURE TO CLOSE ONLINETRADING.COM MERGER; OTHER RISKS OF COMBINATION
         WITH ONLINETRADING.COM. The Company's change to its new business model is dependent upon closing of its pending merger with OnlineTrading.com. If that merger does not occur, the Company's choices would be to modify its new business model to exclude on-line brokerage services, to seek to develop arrangements to integrate its trading strategy tools/streaming real-time data platform with third-party on-line brokers, to search for a different on-line broker with which to merge or create a joint venture relationship, or to create its own on-line brokerage service. The Company does not believe that excluding on-line brokerage services from its new business model or developing integration arrangements with third-party on-line brokers are favorable alternatives. The Company believes that integrated on-line brokerage services are critical in meeting the current and evolving needs of the active trader, and that the potential success of the new business model is dramatically reduced if it includes only trading strategy tools and streaming real-time data without integration of that platform with electronic order execution services owned and provided by the Company. Further, the Company believes that, in its new business model, brokerage commissions are likely to become the Company's largest source of revenues. Finding a new on-line broker partner may or may not be feasible, and in all cases would cause a huge delay in the Company's transition to its new business model. The Company's development of its own on-line brokerage services would likely cause an even longer delay, as well as contain the additional risk of the Company entering a heavily government-regulated business in which it has no prior experience. The merger transaction agreements are subject to conditions precedent which, if not fulfilled, would result in failure to complete the merger with OnlineTrading.com. Those conditions precedent include, but are not limited to, another company making a superior proposal to merge with OnlineTrading.com which

         OnlineTrading.com's Board of Directors believes it is duty-bound to accept, satisfying all broker-dealer regulatory requirements relating to the merger (including NASD approval), approval by the shareholders of the Company and of OnlineTrading.com of the merger, the filing with the SEC and effectiveness of a registration statement on Form S-4, and the listing of the new holding company's shares on The Nasdaq National Market. Failure of the merger to occur as and when planned, or at all, would have a material adverse effect on the Company's business, financial condition, results of operations and prospects. See "ITEM 1. BUSINESS - Overview and Recent Developments."

         Assuming the merger does occur, the success of the Company's new business model will be dependent, in part, upon the two companies being able to rapidly integrate with one another from technological, operational and marketing aspects. The two companies are currently working on the completion of OnlineTrading.com's first proprietary order routing and execution technology, the integration of that technology with TRADESTATION.COM (which itself is currently under development) in order to be able to provide electronic order execution from the TRADESTATION.COM platform, and the required operational, information technology and marketing integrations. Given the rapid pace and the number of items currently in development, there are substantial risks that the necessary completions and integrations will not occur as or when planned, contain significant errors or problems, or will not be completed in a manner that results in timely commercial viability. To the extent such errors, problems or failures occur, they are likely to result in material adverse effects to the Company's business, financial condition, results of operations and prospects. See "ITEM 1. BUSINESS - Product Development and Year 2000 Compliance."

/bullet/ LIQUIDITY CONCERNS. The Company is experiencing a period of net losses which is expected to continue at least through the year 2000. As of March 8, 2000, the Company had less than $4 million in cash, cash equivalents and marketable securities to address these current and anticipated losses and other cash requirements of the Company as it transitions to its new business model. As the Company implements its transition to its new business model and thereafter, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire necessary or complementary businesses or technologies, and take advantage of unanticipated opportunities. The Company has also recently substantially increased its rental obligations under real property, facilities and equipment leases. The Company's future liquidity and capital requirements will depend upon numerous factors, including the period of time it takes the Company to execute its transition to its new business model, and customer acceptance thereof, costs and timing of expansion of research and development and marketing efforts, the success and timing of such efforts, the success of the Company's existing and new product and service offerings, and competing technological and market developments. Funds may be raised through debt financing and/or the issuance of equity securities (there being no assurance that any such type of financing on terms satisfactory to the Company will occur). Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the Company. The shareholders may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. See "ITEM 7. MANAGEMENT'S DISCUSSION AND

         ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

/bullet/ POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly revenues and operating results have fluctuated significantly in the past, including the fourth quarter of 1999 (when compared to the other quarters of that year), during 1998 (when compared to 1997), and during the fourth quarter of 1997 (when compared to the other quarters of that year), and will likely fluctuate in the future. These fluctuations may be expected to be even greater during 2000, and thereafter, due to the unpredictability inherent in the Company's change to its new business model. Causes of such significant fluctuations may include, but are not limited to: the timing, completion (if any) and costs of: (i) the Company's merger with OnlineTrading.com, (ii) the Company's development of TRADESTATION.COM and other trading strategy platforms, (iii) development of OnlineTrading.com's first proprietary electronic order routing and execution technology, (iv) the integration of TRADESTATION.COM as a platform for OnlineTrading.com's electronic order routing and execution technology, (v) modifications by the Company to its infrastructure, including information technology and databases, mechanisms and methods of delivery of products and services, administrative functions, product development and sales and marketing, and (vi) the respective launch dates of the various stages of the Company's transition to its new business model; cash flow problems that may occur; the transition in the Company's business model from deriving revenues on expensive client software sales at the time of the sale to deriving revenues on lower-priced subscription services on a monthly basis; the Company's actual returns and bad debt exceeding or being smaller than its reserves (which are estimates) of returns and bad debt; costs and payment obligations associated with debt and/or equity financings, if any; the level of product/service and price competition; continuous changes in the Company's sales incentive or marketing strategies (which have undergone significant change recently and are expected to continue to evolve); changes in demand for the Company's products and services; costs that may occur with respect to regulatory compliance or other regulatory issues; changes in operating expenses; the Company's attempt to enter additional related new markets or expand into additional related businesses and the cost, timing and success thereof; the incurrence of significant costs in one quarter related to revenues anticipated to be realized in a subsequent quarter; and general economic and market factors, including changes in the securities and financial markets. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Variability of Results."

/bullet/ COMPETITION. The markets for (i) on-line brokerage services, (ii) trading strategy tools and (iii) real-time market data services are intensely competitive and rapidly evolving, and there appears to be substantial consolidation of those three products and services occurring in the industry. The Company's new business model embraces this evolution and consolidation. However, the Company believes that due to the current and anticipated rapid growth of the market for integrated trading strategy tools, real-time market data and on-line brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. The Company believes its ability to compete will depend upon many factors both within and outside its control, including the timing and market acceptance of new products and services and enhancements developed by the Company and its competitors, the ability of the Company to complete its pending merger with OnlineTrading.com and to integrate the respective businesses in an orderly, efficient and otherwise successful manner, product and service functionality, data availability, ease of use, pricing, reliability, customer service and support, and sales and marketing efforts. See "ITEM 1. BUSINESS - Competition."

/bullet/ EXPOSURE TO POSSIBLE LITIGATION FROM BROKERAGE CUSTOMERS (ASSUMING THE
         COMPANY COMPLETES ITS TRANSITION TO ITS NEW BUSINESS MODEL). Many aspects of the securities brokerage business, including on-line trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Any such litigation could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. See "POTENTIAL LIABILITY TO CUSTOMERS" below.

/bullet/ POTENTIAL LIABILITY TO CUSTOMERS. The Company's products and services and planned products and services are and will be used by traders in the financial markets, and, as a result, an investor or trader might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of the Company's trading tools or inaccurate assumptions made by the trading tools regarding data, or inaccurate data, which could result in litigation against the Company. This risk was heightened by the Company's decision to provide financial market information to its customers, which routinely contain errors and omissions, but which are nevertheless relied upon by customers in making investment and trading decisions using the Company's trading tools. This risk will again be substantially heightened by the Company's planned offering, if and when it occurs, of brokerage services, which will likely result in certain brokerage customers from time to time asserting that the Company's acts or omissions (or that errors or inaccuracies in the Company's trading tools or market data) have caused such customers losses or lost profits. Contributing to these possible occurrences are risks that the electronic communications and other systems upon which the Company's products and services rely, and will continue to rely, may operate too slowly or fail. Major failures of this kind will affect all of the Company's customers who are on-line simultaneously, possibly resulting in a class action lawsuit being filed against the Company. In addition, there can be no assurance that the Company's Year 2000 compliance efforts, or that compliance modifications, have not and will not adversely affect the Company's products and services in ways not anticipated by the Company, or that customers will not assert that the Company has or had an obligation to provide Year 2000 solutions for older versions of existing products or for discontinued products, any of which occurrences could result in claims by customers. Any such litigation could result in substantial damages and significant costs to the Company in terms of the deployment of its financial and managerial resources. See "EXPOSURE TO POSSIBLE LITIGATION FROM BROKERAGE CUSTOMERS (ASSUMING THE COMPANY COMPLETES ITS TRANSITION TO ITS NEW BUSINESS MODEL)" above, "SYSTEMS FAILURE (ASSUMING THE COMPANY COMPLETES ITS TRANSITION TO ITS NEW BUSINESS MODEL)" below and "ITEM 1. BUSINESS - Product Development and Year 2000 Compliance."

/bullet/ RETURNS AND BAD DEBT. Historically, the Company's net revenues from licensing fees for sales of client software have been determined by estimating reserves for returns and bad debt on a quarterly basis based upon historical experience and other relevant factors. There can be no assurance, in particular given the possible effects of the Company's announcements of its change in business model and shift of focus to WindowOnWallStreet.com, that actual returns and bad debt will not exceed estimated returns and bad debt. See "POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING

         RESULTS" above and "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Overview."

/bullet/ RISKS ASSOCIATED WITH RELIANCE ON THE INTERNET. The Company's change in its business model means that the future growth of the Company will depend upon it continuing to adopt the Internet as its primary medium for commerce and communication, including the delivery of browser-based trading tools, high-quality streaming real-time market data, on-line electronic trade routing and execution systems, and comprehensive web sites that include discussion forums, chat rooms, educational content, marketing materials and customer support. There can be no assurance that the Company will successfully develop and implement such Internet capabilities, or effectively adjust its marketing and customer support approaches. Further, the Company is and will be relying increasingly on its web sites and related systems, and the Internet generally, to maximize the use and cost-efficiency of its products and services, to accept orders and payments, to track and account for orders and payments and fulfill reporting obligations under regulatory laws and marketing agreements with third parties, to register attendees for events, to market its products and services, and to provide technical information and assistance to its customers. In addition to the risk that the Company may not adequately transition its business to the Internet, there is the risk that, over time, the Internet may not prove to be a viable commercial marketplace because of a failure to continue to develop the necessary infrastructure, such as reliable network backbones and adequate band-widths, or the failure to develop complementary services, such as high-speed modems. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. See "ITEM 1. BUSINESS - Products and Services and - Sales and Marketing."

/bullet/ SYSTEMS FAILURE (ASSUMING THE COMPANY COMPLETES ITS TRANSITION TO ITS
         NEW BUSINESS MODEL). As an on-line brokerage, the Company will receive and process trade orders through Internet-based trading platforms and on-line order execution systems. Thus, the Company will depend heavily on the integrity of the electronic systems supporting this type of trading, including the trading strategy tools containing buy and sell alerts that initiate trading decisions or order placement. Heavy stress placed on these systems during peak trading times could cause these systems to operate too slowly or fail. Additionally, the integrity of these systems is increasingly being attacked by persons sometimes referred to as "hackers" who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. If these systems or any other systems in the trading process slow down significantly or fail even for a short time, the Company's brokerage customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting the Company to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, the Company may be able to take orders by telephone, however, only associates with appropriate securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a systems failure. Any systems failure that interrupts the Company's operations could have a material adverse effect on its business, financial condition, results of operations and prospects. See "POTENTIAL LIABILITY TO CUSTOMERS" and "EXPOSURE TO POSSIBLE LITIGATION FROM BROKERAGE CUSTOMERS (ASSUMING THE COMPANY COMPLETES ITS TRANSITION TO ITS NEW BUSINESS MODEL)" above.

/bullet/ RISKS ASSOCIATED WITH FLUCTUATIONS IN THE SECURITIES AND FINANCIAL
         MARKETS. The Company's current and planned products and services are and will be marketed to customers who invest or trade in the securities and financial markets. To the extent that interest in investing or trading decreases due to volatility in the securities or financial markets, tax law changes, recession, depression, or otherwise, the Company's business, financial condition, results of operations and prospects could be materially adversely affected. It is possible, if not likely, that increased losses by customers that occur as a result of any such recession, depression or other negative event will increase the quantity and size of legal claims made against the Company. See "POTENTIAL LIABILITY TO CUSTOMERS" and "EXPOSURE TO POSSIBLE LITIGATION FROM BROKERAGE CUSTOMERS (ASSUMING THE COMPANY COMPLETES ITS TRANSITION TO ITS NEW BUSINESS MODEL)" above.

/bullet/ OPERATION IN A HIGHLY REGULATED INDUSTRY AND COMPLIANCE FAILURES
         (ASSUMING THE COMPANY COMPLETES ITS TRANSITION TO ITS NEW BUSINESS MODEL). The securities industry in the U.S., Canada and the other jurisdictions in which the Company may operate is subject to extensive regulation covering all aspects of the securities business. Regulatory authorities are currently focusing intensely on the on-line trading industry, particularly the segment that seeks the accounts of active traders by offering well-integrated, sophisticated trading platforms and order execution. The various government authorities and industry self-regulatory organizations that will supervise and regulate the Company generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend, enjoin or expel the Company or any of its officers or employees who violate applicable laws or regulations. Additionally, new rules relating to active traders may be enacted which severely limit the operations and potential success of the Company's new business model. The Company's ability to comply with all applicable laws and rules is largely dependent on the Company's establishment and maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other personnel. The Company could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance. In addition, it is possible that any past noncompliance of OnlineTrading.com could subject the Company to future civil lawsuits or regulatory actions, the outcome of which could have a material adverse effect on the Company's financial condition and operating results. See "ITEM 1. BUSINESS - Overview and Recent Developments" and - "Government Regulation."

/bullet/ DEPENDENCE UPON OUTSIDE DATA SOURCES. The Company's business is dependent upon its ability to enter into contracts with private business information compilers in order to provide market data and news to its customers. The Company obtains such information pursuant to non-exclusive licenses from private information compilers, some of which are current or potential competitors of the Company. The private sector contracts typically provide for royalties based on usage or minimums. The Company has such licenses from certain data suppliers to provide such information that such suppliers also market in competition with the Company. The Company must also comply with rules and regulations of the exchanges that are the sources of market data information. Failure to comply could result in the Company becoming a prohibited recipient of market data from exchanges the rules or regulations of which were violated. While the Company is not aware of any material data supplier contracts that are in jeopardy of being terminated or not renewed, there can be no assurance that the Company will be able to renew its current contracts with data sources, maintain comparable price levels for information, or negotiate additional contracts with data sources as necessary to maintain existing products and services or introduce new products and services. There is no assurance comparable alternative sources of information could be obtained should existing contracts be terminated or not renewable. Termination of the Company's relationship with one or more information suppliers could have a material adverse effect on the Company's operations. See "ITEM
         1. BUSINESS - Products and Services" and "SYSTEMS FAILURES (ASSUMING THE COMPANY COMPLETES ITS TRANSITION TO ITS NEW BUSINESS MODEL)" and "POTENTIAL LIABILITY TO CUSTOMERS" above.

/bullet/ DEPENDENCE ON KEY EMPLOYEES. The Company's success depends to a very significant extent on the continued availability and performance of a number of senior management, engineering and sales and marketing personnel. The loss of one or more of these key employees, including William R. Cruz or Ralph L. Cruz, the Company's Co-Chief Executive Officers, or of certain key technology personnel, could have a material adverse effect on the Company. See "ITEM 1. BUSINESS - Employees."

/bullet/ DEPENDENCE ON RELATIONSHIP WITH BRIDGE TELERATE. The Company is party to a Software License, Maintenance and Development Agreement with Bridge Telerate relating to TRADESTATION. The agreement provides a substantial minimum royalty stream through January 12, 2002, the loss of which would materially adversely affect the Company's revenues and earnings (or size of its losses) in those years. While the agreement is non-cancelable, there can be no assurance that the Company's anticipated royalties and other anticipated benefits from its relations with Bridge Telerate will be realized. See "LIQUIDITY CONCERNS" above and "ITEM 1. BUSINESS - Strategic Relationships."

/bullet/ NET CAPITAL REQUIREMENTS (ASSUMING THE COMPANY COMPLETES ITS TRANSITION
         TO ITS NEW BUSINESS MODEL). The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and it could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, the Company's ability to withdraw capital from its brokerage subsidiary (OnlineTrading.com) is restricted under SEC rules, which in turn could materially impact the Company's available working capital and materially impact or limit the Company's ability to repay debt as and when due, redeem or purchase shares of the Company's outstanding stock, if required, and pay dividends in the future. A large operating loss or charge against net capital could adversely affect the Company's ability to expand or even maintain its then present levels of business, which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. See "LIQUIDITY CONCERNS" above, and "ITEM 1. BUSINESS - Government Regulation."

/bullet/ INTERNET BUSINESS RISKS RELATING TO CUSTOMER PRIVACY AND SECURITY AND
         INCREASING REGULATION. A significant risk for the Company's existing and planned Internet operations is that customers may refuse to transact business over the Internet due to privacy or security concerns. The Company currently incorporates and plans to incorporate security measures into its privacy policy. However, a major breach of customer privacy or security could have serious consequences for the Company's Internet-based operations. Use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years as a result of privacy or security concerns, or for other reasons. If this occurs, the growth of the Company's Internet-based operations would be materially hindered. If Internet activity becomes heavily regulated in these respects, that could also have significant negative consequences for the growth of the Company's current and planned Internet-based operations. See "RISKS ASSOCIATED WITH RELIANCE ON THE INTERNET" above and "ITEM 1. BUSINESS - Government Regulation."

/bullet/ RISK OF INTELLECTUAL PROPERTY LITIGATION. There has been substantial litigation in the software industry involving intellectual property rights. Although the Company does not believe that it is or will be infringing the intellectual property rights of others, there can be no assurance that infringement claims, if asserted, would not have a material adverse effect on the Company's business, financial condition and results of operations, or result in the Company being unable to use intellectual property which is integral to one or more of its products or services. The risk of infringement claims against the Company is heightened with respect to its new business model technology in development, as such will not have stood any "test of time" as has the Company's client software technology. See "ITEM 1. BUSINESS - Intellectual Property."

/bullet/ INTELLECTUAL PROPERTY. The Company's success is and will be heavily dependent on its proprietary technology, including its existing trading tools, as well as trading tool, Internet, web site and order execution technology currently in development. The Company views its technology as proprietary, and relies, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its proprietary rights. Policing unauthorized use of the Company's products and services is difficult, however, and the Company is unable to determine the extent to which piracy of its products and services exists. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or products and services. See "ITEM 1. BUSINESS - Intellectual Property."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements and notes thereto and the report of the independent auditors thereon set forth on pages F-1 through F-23 herein are filed as part of this report and incorporated herein by reference.

         The Financial Statement Schedule and the report of the independent auditors thereon set forth on pages S-1 through S-3 herein are filed as part of this report and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company and their ages and positions with the Company as of March 8, 2000 are as follows:

NAME                           AGE       POSITION WITH THE COMPANY
----                           ---       -------------------------

William R. Cruz                38        Co-Chairman of the Board and Co-Chief Executive Officer
Ralph L. Cruz                  36        Co-Chairman of the Board and Co-Chief Executive Officer
Salomon Sredni(1)              32        President and Chief Operating Officer and Director
Peter A. Parandjuk             37        Chief Technology Officer, Vice President of Research and Technology
                                         and Director

Marc J. Stone                  39        Vice President of Corporate  Development,  General Counsel,  Secretary and
                                         Director
Gregg F. Stewart               38        Chief Financial Officer, Vice President of Finance and Treasurer
Janette Perez                  42        Executive Vice President of Marketing and Sales
Stephen C. Richards(1)(2)      46        Director
Brian D. Smith(1)(2)           55        Director
--------------------

(1)      Member of the Audit Committee of the Company's Board of Directors.
(2)      Member of the Compensation Committee of the Company's Board of Directors.

         The Company's directors hold office until the next annual meeting of shareholders. The Company's executive officers serve at the discretion of the Board of Directors.

         WILLIAM R. CRUZ co-founded the Company in 1982 and has been a director since that time. Mr. Cruz was appointed Co-Chief Executive Officer of the Company in 1996 and was the Company's President since its founding through August 1999. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and Julliard School of Music. He left Julliard School of Music prior to graduation to co-found the Company. He has won numerous classical violin competitions. Mr. Cruz has been primarily responsible for overseeing the conception and management of the Company's products and product strategies.

         RALPH L. CRUZ co-founded the Company in 1982 and has been a director since that time. Mr. Cruz was Vice President of the Company from 1982 until 1996, at which time he was appointed Co-Chief Executive Officer. Mr. Cruz studied classical violin at the University of Miami, which he attended on a full scholarship, and Indiana University. He left Indiana University prior to graduation to devote full time to the Company. He has won numerous classical violin competitions. Mr. Cruz has been primarily responsible for overseeing the Company's marketing strategies.

         SALOMON SREDNI joined the Company in December 1996 as its Vice President of Operations and Chief Financial Officer and was named Treasurer in May 1997, a director of the Company in July 1997 and a member of the Audit Committee of the Board of Directors in January 1998. In August 1999, Mr. Sredni was named President and Chief Operating Officer, and maintained Chief Financial Officer functions until September 1999. From August 1994 to

November 1996, Mr. Sredni was Vice President of Accounting and Corporate Controller at IVAX Corporation, a publicly-held pharmaceutical company. Prior to that time, from January 1988 to August 1994, Mr. Sredni was with Arthur Andersen LLP, an international accounting firm. Mr. Sredni is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Sredni has a bachelor's degree in Accounting from The Pennsylvania State University.

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

         MARC J. STONE joined the Company in May 1997 as its Vice President of Corporate Development, General Counsel and Secretary and was named a director of the Company in July 1997. From January 1993 to May 1997, Mr. Stone was a partner at a predecessor law firm of Bilzin Sumberg Dunn Price & Axelrod LLP ("Bilzin Sumberg"), which currently serves as the Company's regular outside counsel. Prior to that time, from 1985 to 1992, Mr. Stone was an associate with that predecessor law firm. Mr. Stone is of counsel to Bilzin Sumberg. Mr. Stone has bachelor's degrees in English and American Literature and Theatre Arts and Dramatic Literature from Brown University, and received his law degree from University of California (Boalt Hall) School of Law at Berkeley. Mr. Stone is a member of the Bar of the State of New York, The Florida Bar, the American Bar Association and the New York State Bar Association.

         GREGG F. STEWART joined the Company in September 1999 as its Chief Financial Officer, Vice President of Finance and Treasurer. Before joining Omega Research, he served as Vice President - Finance & Treasurer of Interim HealthCare, Inc. from October 1998 until September 1999. Prior to that, from 1990 to 1998, he held several positions with Alamo Rent-A-Car, Inc., including Executive Director, Replacement Division (1996 to 1998), Controller, Consolidated Group (1995 to 1996) and Assistant Treasurer (1990 to 1995). Prior to that, from 1986 to 1990, he served in several financial positions with USAir, Inc. Mr. Stewart is a Certified Public Accountant and holds a Bachelor of Science in Accounting from Marquette University, Milwaukee, Wisconsin.

         JANETTE PEREZ joined the Company in January of 1996 as its Public Relations Manager and was appointed Corporate Relations Director in November 1997. In July 1998, she was appointed Vice President of Marketing and in September 1999, she was appointed Executive Vice President of Marketing and Sales. During 1994 and 1995, Ms. Perez traveled abroad. Prior to that, from 1979 to January 1994, Ms. Perez was Office Manager and Controller for Simon Bolivar International, a specialty advertising firm.

         STEPHEN C. RICHARDS is currently Chief Online Trading Officer of E*Trade Group, Inc. ("E*Trade"), a position he has held since March 1999. From 1998 to February 1999, Mr. Richards served as Senior Vice President, Corporate Development and New Ventures at E*Trade following two years as E*Trade's Senior Vice President of Finance, Chief Financial Officer and Treasurer. Prior to joining E*Trade in April 1996, Mr. Richards was Managing Director and Chief Financial Officer of Correspondent Clearing at Bear Stearns & Companies, Inc., where he was employed for more than 11 years. He is also a former Vice President/Deputy Controller of Becker Paribas, and former First Vice President/Controller of Jefferies and Company, Inc. Mr. Richards also serves as a director of Versus Technologies, Inc. which is listed on the Montreal and Toronto Stock Exchanges. He received a Bachelor of Arts in Statistics and Economics from the University of California at Davis and an MBA in Finance from the University of California at Los Angeles. Mr. Richards is a Certified Public Accountant. Mr. Richards became a director in August 1999, at which time he was also elected to the Compensation Committee and the Audit Committee of the Board of Directors.

         BRIAN D. SMITH, who is currently a private investor, served as President of Data Broadcasting Corporation ("DBC"), a provider of market data services, from 1990 until 1996. Prior to becoming President, Mr. Smith, since 1983, held several key positions with DBC and its predecessor companies. Prior to that, Mr. Smith worked for 13 years for General Electric Company in engineering, sales and management positions, and for Texas Instruments in engineering. Mr. Smith also served as Chief Executive Officer of Mobile Broadcasting Corp., a wireless communications company, from December 1996 to December 1997. Mr. Smith became a director in December 1997, and was elected to the Compensation Committee and the Audit Committee of the Board of Directors in January 1998.

INDEPENDENT DIRECTORS; COMMITTEES OF THE BOARD OF DIRECTORS

         During 1999, two nonemployee, independent members, Brian D. Smith and Stephen C. Richards (or Christos M. Cotsakos, who was an independent member prior to August 1999 until replaced by Mr. Richards), served on the Company's Board of Directors (the "Independent Directors").

         In January 1998, the Company's Board of Directors appointed the Independent Directors and Salomon Sredni as the members of the first Audit Committee of the Board of Directors, and they were reappointed in July 1998. In August of 1999, Mr. Smith and Sredni were reappointed, and Mr. Richards (who replaced Mr. Cotsakos) was appointed, and all of them currently serve, as members of the Audit Committee. The Audit Committee recommends the annual engagement of the Company's auditors, with whom the Audit Committee reviews the scope of audit and non-audit assignments, related fees, the accounting principles used by the Company in financial reporting, internal financial auditing procedures and the adequacy of the Company's internal control procedures. In January 1998, the Board of Directors established a Compensation Committee consisting solely of the Independent Directors, who were reappointed in July 1998 and August 1999 (Mr. Richards replacing Mr. Cotsakos in August
1999), and both of them currently serve, on the Compensation Committee. The Compensation Committee determines executive officers' salaries and bonuses and administers the Omega Research, Inc. Amended and Restated 1996 Incentive Stock Plan, as amended (the "Incentive Stock Plan"), and the Omega Research, Inc. 1997 Employee Stock Purchase Plan, as amended (the "Purchase Plan").

         The Board of Directors does not currently have a nominating committee or a committee that performs similar functions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers (as defined under the Exchange
Act) and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company and written representations that no Forms 5 were required when applicable, the Company believes that during the fiscal year ended December 31, 1999 all Section 16(a) filing requirements applicable to such officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION TABLES.

         The following tables provide information about executive compensation.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth information with respect to all compensation paid or earned for services rendered to the Company in the three years ended December 31, 1999 by the Co-Chief Executive Officers of the Company and the four other most highly compensated executive officers of the Company whose aggregate annual compensation exceeded $100,000 (together, the "Named Executive Officers"). The Company did not have a pension plan or a long-term incentive plan, had not issued any restricted stock awards and had not granted any stock appreciation rights as of December 31, 1999. The value of all perquisites and other personal benefits received by each Named Executive Officer did not exceed 10% of the Named Executive Officer's total annual compensation.

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                   ANNUAL COMPENSATION              AWARDS
                                          ---------------------------------      ------------
                                                                                  SECURITIES
                                          FISCAL                                  UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR        SALARY      BONUS (1)      OPTIONS(2)     COMPENSATION(3)
---------------------------               ------       ------      ---------     ------------    ---------------
William R. Cruz.......................    1999        $150,000           --               --            $5,400
   Co-Chief Executive Officer             1998         150,000           --               --                --
                                          1997         150,000           --               --             3,800

Ralph L. Cruz.........................    1999         150,000           --               --             5,400
   Co-Chief Executive Officer             1998         150,000           --               --                --
                                          1997         150,000           --               --             3,800

Salomon Sredni........................    1999         193,636     $ 25,000          100,000             6,000
   President and Chief Operating Officer  1998         165,000       10,000          150,000                --
                                          1997         130,000       34,125(4)            --                --

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                   ANNUAL COMPENSATION              AWARDS
                                          ---------------------------------      ------------
                                                                                  SECURITIES
                                          FISCAL                                  UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR        SALARY      BONUS (1)      OPTIONS(2)     COMPENSATION(3)
---------------------------               ------       ------      ---------     ------------    ---------------
Peter A. Parandjuk....................    1999         186,323        5,761               --             6,000
   Chief Technology Officer and Vice      1998         165,000       15,077          205,000                --
   President of Research and Technology   1997         130,000       34,125(4)            --             3,800

Marc J. Stone.........................    1999         186,323          --                --                --
   Vice President of Corporate            1998         165,000       10,000          130,000                --
   Development, General Counsel           1997          76,483(5)   107,875(4)(6)    140,000(7)             --
   and Secretary

Janette Perez.........................    1999         176,763           --           50,000             6,000
   Executive Vice President of            1998          97,083       30,255(9)       100,000                --
   Marketing and Sales (8)                1997          36,875        9,858           12,000               573

(1)      See "Other Compensation Arrangements - Executive Officer Bonus Plan" for a discussion of the Company's bonus plan for executive offers for fiscal years 1998 and 1999.
(2)      Represents shares of Common Stock issuable upon the exercise of options granted under the Company's
         Incentive Stock Plan.
(3)      Represents 401(k) Plan Company contributions on behalf of the Named Executive Officer during the current year, but paid out during the subsequent year.
(4)      $4,875 of this amount was earned in 1997, but paid in 1998.
(5)      Mr. Stone joined the Company on May 30, 1997. His annual base salary for 1997 was $130,000.
(6)      Includes a one-time bonus of $90,000 paid to Mr. Stone at the time he became an employee of the
         Company.
(7)      The record and beneficial ownership of unexercised options for an aggregate of 70,000 shares of the
         Company's Common Stock, constituting one-half of those 140,000 options, were transferred in 1999 to the former spouse of the Named Executive Officer pursuant to a marital settlement agreement. Accordingly, the Named Executive Officer disclaims any pecuniary ownership of such transferred options.
(8)      Ms. Perez became an executive officer in July 1998.
(9)      $9,000 of this amount was earned in 1998, but paid in 1999.

                        OPTION GRANTS IN 1999 FISCAL YEAR

         The following table summarizes the options which were granted during the fiscal year ended December 31, 1999 to the Named Executive Officers.

                                            INDIVIDUAL GRANTS
                     -----------------------------------------------------------------
                                     PERCENT OF                                                   POTENTIAL REALIZABLE
                        NUMBER         TOTAL                                                        VALUE AT ASSUMED
                          OF          OPTIONS              MARKET                                    ANNUAL RATE OF
                       SECURITIES    GRANTED TO  EXERCISE   PRICE                    VALUE AT         STOCK PRICE
                      UNDERLYING     EMPLOYEES   OR BASE   ON GRANT                 GRANT-DATE      APPRECIATION FOR
                        OPTIONS      IN FISCAL    PRICE      DATE      EXPIRATION  MARKET PRICE      OPTION TERM (1)
                                                                                   ------------     ------------------
NAME                 GRANTED(#)(2)    YEAR (3)   ($)(SH)   ($)(SH)       DATE        0%($)(4)       5%($)       10%($)
----                 -------------    --------   -------   -------       ----        --------       -----       ------
William R. Cruz              --          --           --      --          --            --            --           --
Ralph L. Cruz                --          --           --      --          --            --            --           --
Salomon Sredni          100,000          9.8%       $8.57   $8.00       5/4/09          --         $446,116   $1,217,994
Peter A. Parandjuk           --          --           --      --          --            --            --           --
Marc J. Stone                --          --           --      --          --            --            --           --
Janette Perez            50,000          4.9%        8.57    8.00       5/4/09          --          223,058      608,997

(1) Potential realizable value is based on the assumption that the Common Stock price appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term. The amounts have been calculated based on the requirements promulgated by the SEC. The actual value, if any, a Named Executive Officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised (if the executive officer were to sell the shares on the date of exercise), so there is no assurance that the value realized will be at or near the potential realizable value as calculated in this table.

(2) These options vest over five years and have a term of ten years from the date of grant, subject to acceleration under certain circumstances.

(3) Does not include the outstanding stock options of Window On WallStreet assumed by Omega Research in connection with Omega Research's acquisition of that company. See "Other Compensation Arrangements - Window On WallStreet Assumed Options" below.

(4) For purposes of and as provided under the Company's Incentive Stock Plan, "fair market value" on the date of grant of any option is the average of the high and low sales prices of a share of Common Stock on The Nasdaq National Market on the trading day immediately preceding such date of grant. The Compensation Committee of the Company believes this calculation more accurately reflects "fair market value" of the Company's Common Stock on any given day as compared to simply using the closing market price on the date of grant. As a result, the closing market price on the date of grant at times may be different than the exercise price per share.

                 AGGREGATE OPTION EXERCISES IN 1999 FISCAL YEAR
                     AND 1999 FISCAL YEAR-END OPTION VALUES

     The following table provides information regarding the value of all options exercised during 1999 by the Named Executive Officers, and of all unexercised options held at December 31, 1999 by the Named Executive Officers measured in terms of the closing market price of the Company's Common Stock on December 31, 1999.

                                                                    NUMBER OF
                                                              SECURITIES UNDERLYING                VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS AT              IN-THE-MONEY OPTIONS AT
                                                               DECEMBER 31, 1999(#)               DECEMBER 31, 1999($)(1)
                                                      --------------------------------------   -----------------------------
                             SHARES
                          ACQUIRED ON        VALUE
NAME                       EXERCISE (#)     REALIZED($)     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                       ------------     -----------     -----------     -------------     -----------     -------------
William R. Cruz                 --              --               --                --                --                --
Ralph L. Cruz                   --              --               --                --                --                --
Salomon Sredni               20,000        $148,750           94,000           276,000          $411,080        $  694,320
Peter A. Parandjuk              --              --           191,000           264,000           874,480         1,122,920
Marc J. Stone (2)               --              --            54,000           146,000           179,200           506,800
Janette Perez                 1,000           7,688           23,800           137,200            78,590           303,360

(1)      Based on a per share price of $6.00 on December 31, 1999, which was the closing market price of the Company's
         Common Stock on the last day of the Company's 1999 fiscal year.
(2)      See footnote (7) to "SUMMARY COMPENSATION TABLE" above.

OTHER COMPENSATION ARRANGEMENTS.

         EXECUTIVE OFFICER BONUS PLAN. In February 1998, the Compensation Committee of the Board of Directors approved a cash bonus plan for the 1998 fiscal year for the then executive officers of the Company, other than William
R. Cruz and Ralph L. Cruz who have no bonus plan, that provided for cash bonuses of up to 40% of the executive officer's base salary determined by the extent, if any, to which the Company's 1998 net income exceeded its 1997 net income. The Co-Chief Executive Officers were also authorized to grant up to a $10,000 bonus to each such executive officer regardless of whether application of the bonus formula would result in a bonus payout. As 1998 net income of the Company was lower than 1997 net income, no bonus was paid other than the $10,000 per executive officer bonus. In February 1999, the Compensation Committee of the Board of Directors approved a cash bonus plan for the 1999 fiscal year for the executive officers of the Company, other than William R. Cruz and Ralph L. Cruz who have no bonus plan, that provides for cash bonuses of up to 50% of the executive officer's base salary depending upon the extent, if any, to which the Company achieves its net income goals for 1999. As 1999 net income goals of the Company were not met, no bonus was paid other than a $25,000 special bonus paid to Salomon Sredni in connection with his promotion to President and Chief Operating Officer.

         1996 INCENTIVE STOCK PLAN. The Incentive Stock Plan, pursuant to which officers, employees and nonemployee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units, was adopted by the Board of Directors and approved by the shareholders in June 1996. It was amended and restated in August 1997 and further amended by the Board of Directors in February 1998. In December 1998 the Board of Directors increased, subject to shareholder approval, the authorized number of shares of Common Stock for issuance under the Incentive Stock Plan from 3,000,000 to 4,500,000, subject to future antidilution adjustments, which was approved at the Company's annual meeting of shareholders held on August 13, 1999. In January 2000, the Board of Directors, as part of its authorization of the Merger Agreement with OnlineTrading.com, authorized an increase, subject to the approval by the Company's shareholders of the Merger Agreement and merger with OnlineTrading.com, in the number of shares of Common Stock reserved for issuance under the Incentive Stock Plan from 4,500,000 to 7,500,000, subject to future antidilution adjustments.

         Prior to January 1998, the Incentive Stock Plan had been administered by the Board of Directors of the Company, but, since the establishment of the Compensation Committee of the Board of Directors in January 1998, the Incentive Stock Plan has been administered by the Compensation Committee, whose members must qualify as "nonemployee directors" (as such term is defined in Rule 16b-3 under the Exchange Act). The Compensation Committee is authorized to determine, among other things, the employees to whom, and the times at which, options and other benefits are to be granted, the number of shares subject to each option, the applicable vesting schedule and the exercise price (provided that, for incentive stock options, the exercise price shall not be less than 100% of the fair market value of the Common Stock on the date of grant). The Compensation Committee also determines the treatment to be afforded to a participant in the Incentive Stock Plan in the event of termination of employment for any reason, including death, disability or retirement, or change in control. Under the Incentive Stock Plan, the maximum term of an incentive stock option is ten years and the maximum term of a nonqualified stock option is fifteen years.

         In February 1998, the Board of Directors amended the Incentive Stock Plan to permit the Compensation Committee to delegate to the Company's Co-Chief Executive Officers the authority to grant options to employees of the Company identified by the Co-Chief Executive Officers. At present, the Compensation Committee has delegated to the Co-Chief Executive Officers the authority to grant options covering up to 250,000 shares of Common Stock per annum, but retains the ability to revoke the delegation at any time.

         The Board of Directors has the power to amend the Incentive Stock Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Incentive Stock Plan's status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

         As of December 31, 1999, options to purchase 3,478,869 shares were outstanding under the Incentive Stock Plan, of which options to purchase 1,326,000 shares had been granted to executive officers of the Company. During 1999, options granted to executive officers totaled options to purchase 220,000 shares of Common Stock which were granted at exercise prices ranging from $5.54 to $8.57 per share. In general, options granted under the Incentive Stock Plan vest at the rate of 20% per year and have a total term of ten years. The options which have been granted under the Incentive Stock Plan to the executive officers of the Company immediately vest and become exercisable upon termination of employment due to death or permanent disability, or upon a sale or a change in control of the Company, and, in the case of Mr. Parandjuk, upon termination of employment by the Company without cause. The options to purchase the shares granted under the Incentive Stock Plan, the Window On WallStreet options assumed by Omega Research (discussed below) and the Nonemployee Director Stock Plan (defined and discussed below) that were outstanding as of December 31, 1999 have a weighted average exercise price of $3.49 per share. See Note 7 of Notes to Consolidated Financial Statements.

         WINDOW ON WALLSTREET ASSUMED OPTIONS. In October 1999, the Company assumed all outstanding stock options to purchase Window On WallStreet common stock ("WOW Options"), which, based on an exchange ratio of .210974 shares of Common Stock for each share of Window On WallStreet common stock, were exercisable at the time of assumption for an aggregate of 182,529 shares of Common Stock (82,783 shares of Common Stock at an exercise price of $.48 per share, and 99,746 shares of Common Stock at an exercise price of $8.06 per share). The WOW

Options generally vest ratably over a four-year period and their terms are ten years. As of December 31, 1999, there were 176,783 WOW Options outstanding.

         1997 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN. The 1997 Nonemployee Director Stock Option Plan, as amended (the "Nonemployee Director Stock Plan"), pursuant to which annual grants of a nonqualified stock option are made to each nonemployee director of the Company, was adopted by the Board of Directors and approved by the shareholders in July 1997. It was amended by the Board of Directors in January 1998 to increase the number of shares that may be covered by an option granted to nonemployee directors upon their initial election to the Board. Upon initial election to the Board of Directors, each nonemployee director may be granted an option to purchase up to 75,000 shares of Common Stock as determined by the Company's Board of Directors at such time. Upon each re-election to the Board of Directors at the annual meeting of shareholders, each nonemployee director will be granted an additional option to purchase 3,000 shares of Common Stock. Each option will be granted at an exercise price equal to the fair market value of the Common Stock on the date of grant. The Company has reserved 175,000 shares of Common Stock for issuance under the Nonemployee Director Stock Plan, subject to antidilution adjustments. In August 1999, Mr. Smith was awarded an additional option to purchase 3,000 shares at an exercise price of $5.60 per share upon re-election to the Board of Directors and Stephen
C. Richards was issued an option to purchase 25,000 shares at an exercise price of $5.60 per share upon his initial election to the Board of Directors. These options have a term of five years and vest in equal installments over three years. In August 1999, the vesting of Mr. Cotsakos's options to purchase 75,000 shares of Common Stock were accelerated upon his retirement from the Board due to his significant contribution to the Company, which permitted him to exercise any or all such options for 180 days following his retirement from the Board. As of December 31, 1999, options to purchase 128,000 shares were outstanding under the Nonemployee Director Stock Plan.

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

         The Purchase Plan is administered by the Compensation Committee of the Board of Directors. All employees of the Company whose customary employment is more than 20 hours per week and more than five months in any calendar year and who have completed at least three months of employment are eligible to participate in the Purchase Plan. Employees who would immediately after the grant own 5% or more of the total combined voting power or value of the Company's stock and the nonemployee directors of the Company may not participate in the Purchase Plan. To participate in the Purchase Plan, an employee must authorize the Company to deduct an amount (not less than one percent nor more than ten percent of a participant's total cash compensation) from his or her pay during six-month periods (each a "Plan Period"). The maximum number of shares of Common Stock an employee may purchase in any Plan Period is 500 shares. The exercise price for the option for each Plan Period is 85% of the lesser of the market price of the Common Stock on the first or last business day of the Plan Period. If an employee is not a participant on the last day of the Plan Period, such employee is not entitled to exercise his or her option, and the amount of his or her accumulated payroll deductions will be refunded. An employee's rights under the Purchase Plan terminate upon his or her voluntary withdrawal from the Purchase Plan at any time or upon termination of employment. No options were granted under the Purchase Plan during 1997. The first Plan Period began January 1, 1998. During the years ended December 31, 1999 and 1998, 23,585 and 12,506 shares, respectively, of Common Stock were issued under the plan at an average price of $3.27 and $3.06, respectively.

         The Board of Directors has the power to amend or terminate the Purchase Plan. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Purchase Plan's status as a protected plan under applicable securities laws or as a qualified plan under applicable tax laws.

         401(K) PLAN. The Company has a defined contribution retirement plan which complies with Section 401(k) of the Code. All employees with at least three months of continuous service are eligible to participate and may contribute up to 15% of their compensation. Company contributions are vested 20% for each year of service. Matching contributions accrued under the 401(k) Plan amounted to approximately $242,000, $0 and $63,000 in 1999, 1998 and 1997,
respectively.

NON-COMPETITION AGREEMENTS.

         Virtually all employees of the Company, including the Named Executive Officers, have entered into agreements with the Company which generally contain certain non-competition, non-disclosure and non-solicitation restrictions and covenants, including a provision prohibiting such employees from competing with the Company during their employment with the Company and for a period of two years thereafter.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         The Company formed the Compensation Committee of the Board of Directors in January 1998, at which time the two Independent Directors were appointed as members. The compensation (including salaries, bonuses and stock options) of the Company's executive officers for 1999 was determined by the Compensation Committee. In 1999, neither member of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of the Regulation S-K.

DIRECTOR COMPENSATION.

         The Company's Independent Directors receive $750 for attendance at each meeting of the Board of Directors and each committee thereof, with an additional $150 paid for each committee meeting which is chaired by an Independent Director. Pursuant to the Nonemployee Director Stock Plan, each Independent Director also receives an option to purchase up to 75,000 shares of Common Stock upon initial election as a director of the Company as determined by the Company's Board of Directors at such time, and an option to purchase 3,000 shares of Common Stock upon each re-election as an Independent Director at the Company's annual meeting of shareholders. See "Other Compensation Arrangements--1997 Nonemployee Director Stock Option Plan." All directors may also be reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company do not receive additional compensation for service as a director. During 1999, Mr. Richards received a one-time retainer of $10,000 in connection with his initial appointment to the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 8, 2000 by (i) each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group. Except as otherwise described in the footnotes below, the Company believes that the beneficial owners of the Common Stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares. The address of each person who beneficially owns more than 5% of the Common Stock is the Company's principal executive office.

                                                    SHARES BENEFICIALLY OWNED(1)
                                                    ----------------------------
         NAME OF BENEFICIAL OWNER (1)                NUMBER             PERCENT
         ----------------------------                ------             -------

         William R. Cruz(2)......................   9,156,654             37.3%
         Ralph L. Cruz(3)........................   9,156,554             37.3
         Peter A. Parandjuk......................     199,550              *
         Salomon Sredni..........................     126,750              *
         Marc J. Stone...........................      62,000              *
         Janette Perez...........................      36,000              *
         Brian D. Smith..........................      16,666              *
         Stephen C. Richards.....................       4,000              *

         All executive officers and
         directors as a group (9 persons)(4).....  18,758,174           75.1%
--------------------
*        Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Includes options held by executive officers and/or directors which are exercisable within 60 days of March 8, 2000. Does not include any shares of Common Stock that may be deemed beneficially owned by OnlineTrading.com as a result of that certain Omega Shareholder Agreement dated January 19, 2000 among OnlineTrading.com Group, OnlineTrading.com and certain of the Company's shareholders or that certain Omega Stock Option Agreement dated January 19, 2000 between Omega Research and OnlineTrading.com, both of which were executed in connection with the Merger Agreement. See "ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - (b) Current Reports on Form 8-K."

(2) Includes 1,950,000 shares held by a Texas limited partnership as to which William R. Cruz possesses sole voting and dispositive powers through his direct and indirect 100% ownership of a Texas limited liability company that is the 1% sole general partner of such limited partnership and William R. Cruz and the William R. Cruz 1999 Grantor Retained Annuity Trust #1 are the limited partners. The William
         R. Cruz 1999 Grantor Retained Annuity Trust #1 provides for annual distributions of principal and income to William R. Cruz for five years commencing with respect to calendar year 1999, and thereafter any remainder interest is payable to the William R. Cruz 1997 Family Trust for the benefit of certain family members and/or charitable organizations. Also includes 7,206,554 shares held by another Texas limited partnership as to which William R. Cruz possesses sole voting and dispositive powers through his 100% ownership of the sole general partner of such limited partnership and William R. Cruz is the sole limited partner. Does not include 900 shares owned by the spouse of William R. Cruz with respect to which Mr. Cruz disclaims beneficial ownership.

(3)      The shares are held by two Texas limited partnerships as to which Ralph
         L. Cruz possesses sole voting and dispositive powers through his direct and/or indirect 100% ownership of the sole general partner of each of such limited partnerships and in one limited partnership Ralph L. Cruz is the sole limited partner and in the other Ralph L. Cruz and his spouse are the limited partners.

(4)      See other footnotes above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         For information concerning cash dividends paid by the Company to its shareholders in 1997 (including the Dividend which was paid by the Company to its then-existing shareholders immediately prior to the consummation of the Company's initial public offering) and the dividend of the Company's former office facilities to William R. Cruz and Ralph L. Cruz declared in the second quarter of 1997, see "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Dividend Policy."

         The Company and William R. Cruz, Ralph L. Cruz and certain of their respective affiliates (collectively, the "Cruz Shareholders") have entered into an S Corporation Tax Allocation and Indemnification Agreement (the "Tax Agreement") relating to the Dividend and their respective income tax liabilities. The Tax Agreement provides that to the extent the Company's earnings during the period in which it was an S corporation ("S Corporation Earnings"), as subsequently established by the filing of the Company's tax return for the Company's short S corporation tax year, are less than the Dividend paid prior to the consummation of the Company's initial public offering, the Cruz Shareholders will make a payment equal to such difference to the Company and if the S Corporation Earnings are greater than the Dividend, the Company will make an additional distribution equal to such difference to William
R. Cruz and Ralph L. Cruz, in either case, with interest thereon. Subject to certain limitations, the Tax Agreement also provides for the cross-indemnification of the Cruz Shareholders and the Company for any federal and state income taxes, including interest and penalties, if any, as a result of a final determination of a taxing authority that increases or decreases the taxable income of the Company for an S corporation taxable year (resulting in a change in the income taxes due by the Cruz Shareholders for such year) and causes a corresponding increase or decrease in the taxable income of the Company for a C corporation taxable year. Each party's obligation under the Tax Agreement is limited to the amount of any reduction in such party's tax liability as a result of any such determination. To the extent a payment is made pursuant to the Tax Agreement by the Company to the Cruz Shareholders after the one year anniversary of the date on which the Company's S corporation status terminated, except to the extent it relates to the change of the Company's method of accounting from the cash method to the accrual method effective on

July 1, 1997 (the "Change in Accounting Method"), the Company will be required to make an additional payment to the Cruz Shareholders equal to any income taxes payable by such persons on such payments. The Company will not receive a tax deduction for any payments made pursuant to the Tax Agreement. The Cruz Shareholders have not provided security for their obligations under the Tax Agreement; accordingly, the Company's ability to collect any such payments will be dependent upon the financial condition of such persons at the time such payments are to be made. The Company is not aware of any tax adjustments which might require payments under the Tax Agreement other than related to the Change in Accounting Method. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Dividend Policy" and Note 7 of Notes to Consolidated Financial Statements.

         Marc J. Stone, the Company's Vice President of Corporate Development, General Counsel and Secretary and a director, was a partner in a predecessor law firm to Bilzin Sumberg until immediately prior to joining the Company in May 1997. Thereafter, Mr. Stone was of counsel to the predecessor firm and is currently of counsel to Bilzin Sumberg. Bilzin Sumberg and its predecessor firms have acted as the Company's regular outside legal counsel since 1994. The total fees and costs paid by the Company to the predecessor firm of Bilzin Sumberg (Rubin Baum Levin Constant Friedman & Bilzin) in 1999, 1998 and 1997 were approximately $84,000, $10,000, and $349,000, respectively, and to Bilzin Sumberg in 1999 and 1998 were approximately $87,000 and $69,000, respectively. The Company believes that the fees paid are no less favorable to the Company than could be obtained from comparable law firms in the Miami area.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (A)      DOCUMENTS FILED AS PART OF THIS REPORT.

                  1. Financial Statements. The Financial Statements and notes thereto and the report of the independent auditors thereon set forth on pages F-1 through F-23 herein are filed as part of this report and incorporated herein by reference.

                  2. Financial Statement Schedules. The Financial Statement Schedule and the report of the independent auditors thereon set forth on pages S-1 through S-3 herein are filed as part of this report and incorporated herein by reference.

                  3.       Exhibits.

                                  EXHIBIT
                                   NUMBER    DESCRIPTION
                                   ------    -----------

                                    2.1   -  Agreement and Plan of Merger and
                                             Reorganization dated as of January
                                             19, 2000 by and among Omega
                                             Research, Inc.,
                                             onlinetradinginc.com corp.,
                                             OnlineTrading.com Group, Inc.
                                             (formerly known as Online Trading
                                             Group, Inc.), Omega Acquisition
                                             Corporation and Onlinetrading
                                             Acquisition Corporation, together
                                             with the following exhibits
                                             thereto: (i) Form of Omega
                                             Affiliate Agreement; (ii) Form of
                                             Online Affiliate Agreement; (iii)
                                             Form of Employment Agreement; (iv)
                                             Form of Non-Competition and
                                             Non-Disclosure Agreement
                                             (incorporated by reference to
                                             Exhibit 2.1 to the Company's
                                             Current Report on Form 8-K
                                             reporting event on January 19, 2000
                                             and filed on January 28, 2000)

                                    2.2   -  Form of Omega Shareholder Agreement
                                             dated January 19, 2000 among
                                             OnlineTrading.com Group, Inc.
                                             (formerly known as Online Trading
                                             Group, Inc.), onlinetradinginc.com
                                             corp and each applicable Omega
                                             Research shareholder (incorporated
                                             by reference to Exhibit 2.2 to the
                                             Company's Current Report on Form
                                             8-K reporting event on January 19,
                                             2000 and filed on January 28, 2000)

                                    2.3   -  Form of Online Shareholder
                                             Agreement dated January 19, 2000
                                             among OnlineTrading.com Group, Inc.
                                             (formerly known as Online Trading
                                             Group, Inc.), Omega Research, Inc.
                                             and each applicable
                                             OnlineTrading.com shareholder
                                             (incorporated by
                                             reference to Exhibit 2.3 to the
                                             Company's Current Report on Form
                                             8-K reporting event on January 19,
                                             2000 and filed on January 28, 2000)

                                    2.4   -  Omega Stock Option Agreement dated
                                             January 19, 2000 between Omega
                                             Research, Inc. and
                                             onlinetradinginc.com corp.
                                             (incorporated by reference to
                                             Exhibit 2.4 to the Company's
                                             Current Report on Form 8-K
                                             reporting event on January 19, 2000
                                             and filed on January 28, 2000)

                                    2.5   -  Online Stock Option Agreement dated
                                             January 19, 2000 between Omega
                                             Research, Inc. and
                                             onlinetradinginc.com corp.
                                             (incorporated by reference to
                                             Exhibit 2.5 to the Company's
                                             Current Report on Form 8-K
                                             reporting event on January 19, 2000
                                             and filed on January 28, 2000)

                                    2.6   -  First Amendment to Agreement and
                                             Plan of Merger and Reorganization
                                             effective March 7, 2000 among Omega
                                             Research, Inc.,
                                             onlinetradinginc.com corp.,
                                             OnlineTrading.com Group, Inc.
                                             (formerly known as Online Trading
                                             Group, Inc.), Omega Acquisition
                                             Corporation and OnlineTrading
                                             Acquisition Corporation (filed
                                             herewith)

                                    2.7   -  Agreement and Plan of Merger, dated
                                             as of October 25, 1999, by and
                                             among Omega Research, Inc., WOW
                                             Acquisition Corporation and Window
                                             on WallStreet Inc., together with
                                             the following exhibits thereto: (i)
                                             Articles of Merger; (ii) Form of
                                             Company Affiliate Agreement; (iii)
                                             Form of Agreement Regarding
                                             Employment; (iv) Form of
                                             Shareholder Non-Competition and
                                             Non-Disclosure Agreement; (v) Form
                                             of Stock Option Agreement (All
                                             Employees); (vi) Form of Stock
                                             Option Agreement (Jennings and
                                             Black); (vii) Form of Investment
                                             Acknowledgment Agreement; (viii)
                                             Registration Rights Agreement; and
                                             (ix) Opinion Letter Matters
                                             (incorporated by reference to
                                             Exhibit 2.1 to the Company's
                                             Current Report on Form 8-K
                                             reporting event on October 26, 1999
                                             and filed on November 8, 1999)

                                    3.1   -  Second Amended and Restated
                                             Articles of Incorporation of Omega
                                             Research, Inc.+

                                    3.2   -  Second Amended and Restated Bylaws
                                             of Omega Research, Inc.+

                                    10.1  -  Omega Research, Inc. Amended and
                                             Restated 1996 Incentive Stock Plan,
                                             as amended through August 13, 1999
                                             (incorporated by reference to
                                             Exhibit 10.1 to
                                             the Company's Quarterly Report on
                                             Form 10-Q for the fiscal quarter
                                             ended September 30, 1999)*

                                    10.2  -  Omega Research, Inc. 1997
                                             Nonemployee Director Stock Option
                                             Plan, as amended ++

                                    10.3  -  Software License, Maintenance and
                                             Development Agreement between Dow
                                             Jones Markets, Inc. and the
                                             Company, as amended (TRADESTATION
                                             Agreement)+

                                    10.4  -  Software License, Maintenance and
                                             Development Agreement between Dow
                                             Jones Markets, Inc. and the Company
                                             (SUPERCHARTS Agreement) +

                                    10.5  -  Standard Office Building Lease
                                             between 8700 Flagler, Ltd. and the
                                             Company, as amended by Memorandum
                                             of Commencement Date +

                                    10.6  -  S Corporation Tax Allocation and
                                             Indemnification Agreement. /degree/

                                    10.7  -  Form of Indemnification Agreement +

                                    10.8  -  Omega Research, Inc. 1997 Employee
                                             Stock Purchase Plan, as amended by
                                             Amendment to Omega Research 1997
                                             Employee Stock Purchase Plan
                                             (incorporated by referenced to
                                             Exhibit 10.1 to the Company's
                                             Quarterly Report on Form 10-Q for
                                             the fiscal quarter ended September
                                             30, 1998).*

                                    10.9  -  Form of non-competition agreement +

                                    10.10    Letter Agreement dated October 27,
                                             1997 from Dow Jones Markets, Inc.
                                             to Omega Research, Inc.++

                                    10.11 -  Sublease (for fourth floor of 8700
                                             Flagler Building) and Modification
                                             of Lease Agreement (incorporated by
                                             reference to Exhibit 10.11 to the
                                             Company's Annual Report on Form
                                             10-K for the fiscal year ended
                                             December 31, 1998)

                                    10.12 -  Second Modification of Lease
                                             Agreement, dated January 31, 2000,
                                             between Nationwide Theaters West
                                             Flagler, L.L.C. and Omega Research,
                                             Inc. (filed herewith)

                                    10.13 -  Office/Showroom/Warehouse Lease
                                             Agreement dated June 12, 1996
                                             between Springcreek Place Ltd. and
                                             Window on WallStreet Inc. (then
                                             named MarketArts, Inc.), as amended
                                             by Addendum to Lease dated October
                                             12, 1998, and as further amended by
                                             Addendum to Lease dated May 28,
                                             1999 (filed herewith)

                                    10.14 -  Lease Agreement, dated November 16,
                                             1999, between Fairfax Boca 92, L.P.
                                             and Omega Research, Inc. (filed
                                             herewith)

                                    23.1  -  Consent of Arthur Andersen LLP
                                             (filed herewith)

                                    27.1  -  Financial Data Schedule (filed
                                             herewith)

                                  ----------------------------------
                                    +        Previously filed as part of
                                             Registration Statement No. 333-3207
                                             on Form S-1 filed with the
                                             Commission on July 25, 1997.
                                    /degree/ previously filed as part of
                                             Amendment No.1 to Registration
                                             Statement No. 333-3207 filed with
                                             the Commission on August 25, 1997.
                                    ++       Previously filed as part of Annual
                                             Report on Form 10-K for the fiscal
                                             year ended December 31, 1997.
                                    *        Indicates a management contract or
                                             compensatory plan or arrangement.

(b)      REPORTS ON FORM 8-K.

         (i) On November 8, 1999, the Company filed a Current Report on Form 8-K dated November 8, 1999 reporting in Item 2 thereof the consummation on October 26, 1999 of the merger with Window On WallStreet and in Item 7 thereof the filing of a copy of the Agreement and Plan of Merger, dated as of October 25, 1999, among the Company, Window On WallStreet and WOW Acquisition Corporation.

         (ii) On November 10, 1999, the Company filed a Current Report on Form 8-K, dated November 10, 1999, reporting in Item 5 thereof the announcement on November 8, 1999 of its Internet strategy.

         (iii) On January 7, 2000, the Company filed a Current Report on Form 8-K/A, dated January 7, 2000, which amended the Current Report on Form 8-K dated and previously filed on November 8, 1999 (as noted above) to include and incorporate therein Item 7(a) (Financial Statements of Business Acquired) and
Item 7(b) (Pro Forma Financial Information).

         (iv) On January 28, 2000, the Company filed a Current Report on Form 8-K, dated January 28, 2000, reporting in Item 5 thereof that the Company entered into an Agreement and Plan of Merger and Reorganization on January 19, 2000 with OnlineTrading.com, under which Omega Research and OnlineTrading.com are proposed to be merged in a 100% stock transaction, and in Item 7 thereof the filing, among other documents, of a copy of the Merger Agreement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              OMEGA RESEARCH, INC.

                              By:        /S/  WILLIAM R. CRUZ
                                       ----------------------
                                       William R. Cruz
                                       Co-Chairman of the Board of Directors and
                                       Co-Chief Executive Officer


                              By:        /S/ RALPH L. CRUZ
                                       -------------------
                                       Ralph L. Cruz
                                       Co-Chairman of the Board of Directors and
                                       Co-Chief Executive Officer

Dated: March 22, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/   WILLIAM R. CRUZ                Co-Chairman of the Board and                  March 22, 2000
-----------------------------------
William R. Cruz                      Co-Chief Executive Officer
                                     (Co-Principal Executive Officer)

/S/  RALPH L. CRUZ                   Co-Chairman of the Board and                  March 22, 2000
-----------------------------------
Ralph L. Cruz                        Co-Chief Executive Officer
                                     (Co-Principal Executive Officer)

/S/  SALOMON SREDNI                  Chief Operating Officer, President            March 22, 2000
-----------------------------------
Salomon Sredni                       and Director (Principal Operating Officer)

/S/  GREGG F. STEWART                Chief Financial Officer, Vice President of    March 22, 2000
-----------------------------------
Gregg F. Stewart                     Finance and Treasurer
                                     (Principal Financial and Accounting Officer)

/S/  PETER A. PARANDJUK              Director                                      March 22, 2000
-----------------------------------
Peter A. Parandjuk

/S/  MARC J. STONE                   Director                                      March 22, 2000
-----------------------------------
Marc J. Stone

/S/  STEPHEN C. RICHARDS             Director                                      March 22, 2000
-----------------------------------
Stephen C. Richards

/S/  BRIAN D. SMITH                  Director                                      March 22, 2000
-----------------------------------
Brian D. Smith

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Independent Certified Public Accountants.........................  F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998...............  F-3

Consolidated Statements of Operations for the years ended
   December 31, 1999, 1998 and 1997........................................  F-4

Consolidated Statements of Shareholders' Equity for the years ended
   December 31, 1999, 1998 and 1997........................................  F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1999, 1998 and 1997........................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Omega Research, Inc.:

         We have audited the accompanying consolidated balance sheets of Omega Research, Inc. (a Florida corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Research, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Miami, Florida,
     February 18, 2000.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                           ------------------------------
                                                               1999              1998
                                                           ------------      ------------
                    ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                              $  2,175,852      $  7,649,771
    Marketable securities                                     1,695,304         5,736,958
    Accounts receivable, net                                 13,695,059         9,659,700
    Inventory                                                    67,371           283,065
    Other current assets                                      1,469,383           696,440
    Deferred income taxes                                     9,192,000         4,541,000
                                                           ------------      ------------
         Total current assets                                28,294,969        28,566,934

PROPERTY AND EQUIPMENT, net                                   2,611,454         2,020,832
OTHER ASSETS                                                    473,344           186,676
                                                           ------------      ------------
         Total assets                                      $ 31,379,767      $ 30,774,442
                                                           ============      ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                       $  2,786,739      $  1,487,128
    Notes payable                                                    --           600,000
    Accrued expenses                                          1,861,321         1,171,452
    Deferred revenue                                          1,256,824           380,133
                                                           ------------      ------------
         Total current liabilities                            5,904,884         3,638,713

LONG TERM DEBT                                                       --         2,640,925
                                                           ------------      ------------
         Total liabilities                                    5,904,884         6,279,638

COMMITMENTS & CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
    Preferred stock, $.01 par value; 25,000,000 shares
       authorized, none issued and outstanding                       --                --
    Common stock, $.01 par value; 100,000,000
       shares authorized, 24,475,104 and 24,269,959
       issued and outstanding at December 31, 1999
       and 1998, respectively                                   244,751           242,700
    Additional paid-in capital                               26,560,893        24,616,256
    Accumulated deficit                                      (1,330,761)         (364,152)
                                                           ------------      ------------
         Total shareholders' equity                          25,474,883        24,494,804
                                                           ------------      ------------
         Total liabilities and shareholders' equity        $ 31,379,767      $ 30,774,442
                                                           ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                      1999              1998              1997
                                                  ------------      ------------      ------------
NET REVENUES:
    Licensing fees                                $ 33,767,832      $ 25,057,098      $ 27,729,549
    Other revenues                                   9,102,137         6,653,655         5,220,899
                                                  ------------      ------------      ------------
         Total net revenues                         42,869,969        31,710,753        32,950,448
                                                  ------------      ------------      ------------
OPERATING EXPENSES:
    Cost of licensing fees and services              2,985,409         2,494,445         2,688,277
    Product development                              5,144,658         4,001,981         2,355,716
    Sales and marketing                             18,979,103        15,573,786        12,217,117
    General and administrative                      12,435,758         8,545,073         7,465,942
    Acquisition costs                                1,200,000                --                --
                                                  ------------      ------------      ------------
        Total operating expenses                    40,744,928        30,615,285        24,727,052
                                                  ------------      ------------      ------------
        Income from operations                       2,125,041         1,095,468         8,223,396
                                                  ------------      ------------      ------------
OTHER INCOME (EXPENSE), net:
    Interest expense                                (1,691,185)         (907,196)         (265,469)
    Other income, net                                  445,535           435,181           195,995
                                                  ------------      ------------      ------------
        Total other expense, net                    (1,245,650)         (472,015)          (69,474)
                                                  ------------      ------------      ------------
        Income before income taxes                     879,391           623,453         8,153,922

INCOME TAX PROVISION (BENEFIT)                       1,846,000         1,052,000          (934,000)
                                                  ------------      ------------      ------------
        (Loss) income before pro forma income
          tax adjustments                             (966,609)         (428,547)        9,087,922

PRO FORMA INCOME TAX
         ADJUSTMENTS (Note 1):
    Pro forma income taxes for periods
         prior to September 30, 1997                        --                --         3,255,731
    Non-recurring tax credit                                --                --         1,167,000
                                                  ------------      ------------      ------------
    Pro forma net (loss) income                   $   (966,609)     $   (428,547)     $  4,665,191
                                                  ============      ============      ============
(LOSS) EARNINGS PER SHARE (Note 10):
      Basic and Diluted                           $      (0.04)     $      (0.02)     $       0.21
                                                  ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        COMMON STOCK               ADDITIONAL         RETAINED
                                                -----------------------------        PAID-IN          EARNINGS
                                                   SHARES           AMOUNT           CAPITAL          (DEFICIT)           TOTAL
                                                ------------     ------------     ------------      ------------      ------------
BALANCE, December 31, 1996                        21,479,995     $    214,800     $         --      $  4,088,967      $  4,303,767

    Issuances of common stock                      2,766,108           27,661       27,412,784                --        27,440,445
    Cash distributions to shareholders, net               --               --               --       (16,532,826)      (16,532,826)
    Non-cash distributions to shareholders                --               --               --          (506,781)         (506,781)
    Conversion from S corporation to
         C corporation                                    --               --       (3,792,091)        3,792,091                --
    Compensation expense on stock
        option grants                                     --               --          122,041                --           122,041
    Issuance of detachable warrants by
         pooled company in conjunction
         with issuance of notes                           --               --          102,896                --           102,896
    Net income                                            --               --               --         9,087,922         9,087,922
                                                ------------     ------------     ------------      ------------      ------------
BALANCE, December 31, 1997                        24,246,103          242,461       23,845,630           (70,627)       24,017,464

    Issuances of common stock                         23,856              239           54,749                --            54,988
    Compensation expense on stock
        option grants                                     --               --          113,877                --           113,877
    Issuance of detachable warrants by
         pooled company in conjunction
         with issuance of notes                           --               --          126,000                --           126,000
    Conversion of detachable warrants into
         common stock by pooled company
         upon nonpayment of notes                         --               --          476,000                --           476,000
    Repayment of distributions                            --               --               --           135,022           135,022
    Net loss                                              --               --               --          (428,547)         (428,547)
                                                ------------     ------------     ------------      ------------      ------------
BALANCE, December 31, 1998                        24,269,959     $    242,700     $ 24,616,256      $   (364,152)     $ 24,494,804

    Issuances of common stock                        205,145            2,051          463,671                --           465,722
    Compensation expense on stock
        option grants                                     --               --          140,796                --           140,796
    Issuance of common stock by pooled
         company upon nonpayment of notes                 --               --        1,340,170                --         1,340,170
    Net loss                                              --               --               --          (966,609)         (966,609)
                                                ------------     ------------     ------------      ------------      ------------
BALANCE, December 31, 1999                        24,475,104     $    244,751     $ 26,560,893      $ (1,330,761)     $ 25,474,883
                                                ============     ============     ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                     ------------------------------------------------
                                                                         1999              1998              1997
                                                                     ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income before pro forma income tax adjustments                $   (966,609)     $   (428,547)     $  9,087,922
Adjustments to reconcile (loss) income before pro forma
   income tax adjustments to net cash (used in) provided by
   operating activities:
    Depreciation and amortization                                       1,097,104           742,966           717,083
    Provision for doubtful accounts                                     5,721,857         2,222,834         2,450,736
    Compensation expense on stock option grants                           140,796           113,877           122,041
    Noncash interest associated with the conversion of
       detachable warrants into common stock by pooled
       company upon nonpayment of notes                                 1,340,170           476,000                --
    Deferred income tax benefit                                        (4,651,000)       (1,578,000)       (2,963,000)
    (Increase) decrease in:
         Accounts receivable                                           (9,757,216)       (1,877,540)       (7,543,001)
         Inventory                                                        215,694           132,803          (276,061)
         Other current assets                                            (773,118)         (168,380)         (515,476)
         Other assets                                                    (217,293)          128,672            (1,315)
    Increase (decrease) in:
         Accounts payable                                               1,299,611           (25,042)          942,453
         Accrued expenses                                                 689,869           558,239           235,784
         Income taxes payable                                                  --          (509,000)          509,000
         Deferred revenue                                                 876,691           243,863                --
                                                                     ------------      ------------      ------------
             Net cash (used in) provided by operating activities       (4,983,444)           32,745         2,766,166
                                                                     ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                               (1,608,782)       (1,310,391)       (1,081,398)
    Capitalized software development costs                                     --                --           (48,694)
    Purchases of marketable securities                                         --        (5,722,368)       (1,014,590)
    Proceeds from maturity of marketable securities                     4,041,654         1,000,000                --
    Acquisition of data rights and customer lists                        (120,000)         (222,900)          (40,000)
                                                                     ------------      ------------      ------------
             Net cash provided by (used in) investing activities        2,312,872        (6,255,659)       (2,184,682)
                                                                     ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock, net                           465,722            54,988        27,440,445
    Proceeds from issuance of warrants by pooled company                       --                --             3,222
    Repayments from (distributions to) shareholders, net                       --           135,022       (16,532,826)
    Proceeds from borrowings of debt                                      815,422           855,750        15,238,712
    Repayment of borrowings of debt                                    (4,084,491)               --       (15,001,594)
                                                                     ------------      ------------      ------------
             Net cash (used in) provided by financing activities       (2,803,347)        1,045,760        11,147,959
                                                                     ------------      ------------      ------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS                                                    (5,473,919)       (5,177,154)       11,729,443

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            7,649,771        12,826,925         1,097,482
                                                                     ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $  2,175,852      $  7,649,771      $ 12,826,925
                                                                     ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                            $         --      $         --      $     17,979
                                                                     ============      ============      ============
   Cash paid for income taxes                                        $  6,933,366      $  3,138,740      $  1,520,000
                                                                     ============      ============      ============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTION:
   Effective June 30, 1997, the Company declared a dividend distributing land and a building with a carrying value of $506,781, to its shareholders.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Omega Research, Inc. ("Omega Research" or, together with its subsidiaries, the "Company"), a Florida corporation, was incorporated in 1982 to develop, market and sell trading strategy tools to individual and professional investors and traders. The Company's products and services provide investors and traders with the ability to develop, historically test and computer automate trading strategies and to access streaming real-time charts, quotes and news via the Internet.

    The following is a summary of significant accounting policies followed in the preparation of these financial statements:

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Window On WallStreet Inc. ("Window On WallStreet") and Direct XChange Securities, Inc. All significant intercompany transactions have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of overnight investments, tax exempt commercial paper and short-term municipal bonds with an original maturity of three months or less.

    MARKETABLE SECURITIES

    Marketable securities consist of investment grade municipal bonds maturing, on average, within a year. The cost of these investments approximates fair market value and management has designated the securities as available for sale.

    ACCOUNTS RECEIVABLE

    Accounts receivable are principally from individuals and distributors of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $6.3 million and $3.7 million at December 31, 1999 and 1998, respectively, and allowances for potential returns of approximately $23.2 million and $7.5 million at December 31, 1999 and 1998, respectively.

    The Company provides all client software customers with a 30-day right of return, and, as a result, records a provision for returns at the time of sale. The Company, depending on the circumstances, permits customers to return client software products after the 30-day period in order to maintain as high a level of customer satisfaction as possible. The reserve for returns and the provision for bad debt, in accordance with generally accepted accounting principles, are estimated based on historical experience and other relevant information. There is no certainty that future returns or bad debt will not exceed established estimates. In addition, the Company is subject to rapid changes in technology and shifts in consumer demand which could result in product returns, in the near term, that are materially different than the Company's reserves that have been provided.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, notes payable and long term debt approximate fair value as of December 31, 1999 and 1998.

    INVENTORY

    Inventory, which consists primarily of software media, manuals and related packaging materials, are stated at the lower of cost or market with cost determined on a first-in, first-out ("FIFO") basis.

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

    SOFTWARE DEVELOPMENT COSTS

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, ACCOUNTING FOR THE COST OF CAPITALIZED SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized on the straight-line basis over a one-year period, the period of benefit, of the related products. For certain periods, the technological feasibility of the Company's products and the general release of such software substantially coincide, and, as a result, software development costs qualifying for capitalization are immaterial. There were no capitalized software development costs as of December 31, 1999 or 1998.

    LONG-LIVED ASSETS

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    REVENUE RECOGNITION

    LICENSING FEES

    Sales of client software products, net of provisions for estimated returns, are recognized at the time the product is shipped, in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION. SOP 97-2 requires companies to defer revenue and profit recognition if four required criteria of a sale are not met. In addition, SOP 97-2 requires revenue recognized from software arrangements to be allocated to each element of an arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. SOP 97-2 was adopted by the Company effective January 1, 1998 and did not have a material impact on the Company's financial position or results of operations.

    While the Company has no obligation to perform future services subsequent to shipment of client software, the Company provides telephone and electronic mail customer support as an accommodation to purchasers of its products as a means of fostering customer satisfaction. The majority of such services are provided during the first 60 days of ownership of the Company's products. Costs associated with this effort are generally insignificant in relation to product sales value.

    Certain products have been sold with bundled services (see discussion of OTHER REVENUES below). The portion of software sales related to such bundled services are deferred and recognized as revenue on a monthly basis as the service is provided.

    OTHER REVENUES

    The Company has, with respect to its client software products, entered into certain agreements with entities that market and sell financial market data subscriptions. Except for the agreement described in Note 11 (which is a royalty arrangement), the Company receives, in certain cases, monthly payments in the nature of commissions based on the use by the Company's client software customers of financial market data feed subscriptions which are accessed through one of the Company's client software products. The Company records these revenues as they are earned in accordance with the terms of the applicable contracts.

    In addition, the Company provides streaming real-time market information via the Internet through the FINANCIAL DATA CAST NETWORK ("FDCN") acquired in the Window On WallStreet merger. Revenue is recognized on a monthly basis as the service is provided. Payments received in advance of service are deferred and recognized on a monthly basis as the services are provided.

    ADVERTISING COSTS

    Advertising costs are expensed when the initial advertisement is run, and are included in sales and marketing expenses in the accompanying statements of operations. Advertising costs for the years ended December 31, 1999, 1998 and 1997 were $6.2 million, $7.0 million and $6.4 million, respectively.

    STOCK-BASED COMPENSATION

    In accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when these types of options are issued. As permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25.

    INCOME TAXES

    For income tax purposes, the Company was an S corporation prior to September 30, 1997. Accordingly, net income and related timing differences which arose in the recording of income and expense items for financial reporting and tax reporting purposes were included in the individual tax returns of the S corporation shareholders. Effective September 30, 1997, the Company terminated its S corporation election, and, as a result, adopted SFAS No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates (see Note 9).

    PRO FORMA INCOME TAX ADJUSTMENTS

    The pro forma income tax adjustments included in the accompanying statement of operations for the year ended December 31, 1997 are for informational purposes only. Pro forma income taxes have been provided at an estimated effective rate of 39.5% for Omega Research for periods prior to September 30, 1997. In addition, a non-recurring tax credit of $1.2 million has been excluded from pro forma net income (see Note 9).

    EARNINGS PER SHARE

    Earnings per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. SFAS No.128 requires presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed by dividing the net income (loss) available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted earnings per share is similar to basic earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants (see Note 10).

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

    COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE

    Computer software developed or obtained for internal use is accounted for in accordance with SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 establishes criteria for determining which costs of developing or obtaining internal-use computer software should be charged to expense and which should be capitalized. The Company adopted SOP 98-1 prospectively effective January 1, 1999. Such adoption did not have a material effect on the Company's financial position or results of operations.

    COMPREHENSIVE INCOME

    Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive income is equal to net income (loss) for all periods presented.

    SEGMENT INFORMATION

    During the three years ended December 31, 1999, management evaluated and operated the business of the Company as a single segment.

    NEW ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF FASB STATEMENT NO. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that are not hedges must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ended December 31, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

(2) ACQUISITIONS

    Effective October 26, 1999, the Company acquired Window On WallStreet, a leading provider of Internet-based streaming real-time market data and a developer of client software and on-line trading strategy tools. Under the terms of the merger agreement, Window On WallStreet shareholders received 1,999,995 newly issued shares of the Company's common stock for all of the issued and outstanding shares of Window On WallStreet's common stock. In addition, the Company (i) repaid in accordance with its terms approximately $4.1 million of debt and (ii) assumed all outstanding stock options to purchase Window On WallStreet common stock which, based on an exchange ratio of 0.210974, were exercisable for an aggregate of 182,529 shares of the Company's common stock.

    The acquisition of Window On WallStreet was accounted for as a pooling-of-interests. Accordingly, the financial statements herein have been restated to give retroactive effect to this acquisition. Below is a reconciliation of Net revenues and Pro forma net (loss) income amounts previously reported with amounts included herein:

                                                1998              1997
                                            ------------      ------------
Net revenues:
    The Company, as previously reported     $ 28,216,505      $ 29,226,274
    Window On WallStreet                       3,494,248         3,724,174
                                            ------------      ------------
        The Company, as restated            $ 31,710,753      $ 32,950,448
                                            ============      ============
Pro forma net (loss) income:
    The Company, as previously reported     $  1,955,547      $  5,451,582
    Window On WallStreet                      (2,384,094)         (786,391)
                                            ------------      ------------
        The Company, as restated            $   (428,547)     $  4,665,191
                                            ============      ============

    There were no material relationships or intercompany transactions between the Company and Window On WallStreet prior to the Merger.

(3) PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consists of the following as of December 31, 1999 and 1998:

                                              USEFUL LIFE
                                               IN YEARS               1999             1998
                                              -----------         -----------      -----------
Computers and software                            3-5             $ 4,682,353      $ 3,195,754
Furniture and equipment                           3-7                 495,877          448,048
Leasehold improvements                            3-5                 178,811          144,015
Autos                                              5                       --          110,205
                                                                  -----------      -----------
                                                                    5,357,041        3,898,022
Accumulated depreciation and amortization                          (2,745,587)      (1,877,190)
                                                                  -----------      -----------
                                                                  $ 2,611,454      $ 2,020,832
                                                                  ===========      ===========

(4)  ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 1999 and 1998:

                                                   1999           1998
                                                ----------     ----------

Payroll and related accruals                    $  579,153     $  654,883
Accrued data distribution and exchange fees        550,977             --
Accrued technical support costs                    161,000        173,500
Other                                              570,191        343,069
                                                ----------     ----------
                                                $1,861,321     $1,171,452
                                                ==========     ==========

(5) DEFERRED REVENUE

    Deferred revenue is comprised of deferrals for (i) licensing fees revenue for which amounts are not due within the next twelve months and for obligations which have not yet been fulfilled (such as committed upgrades), (ii) payments received in advance of service or bundled with client software purchases and
(iii) registration fees and sponsorship and exhibitor deposits for OmegaWorld, the Company's annual conference, designed to highlight the benefits of trading strategy development, held during the second quarter of each year. Deferred revenue consists of the following as of December 31, 1999 and 1998:

                                     1999           1998
                                  ----------     ----------
Licensing fees revenue            $  842,000     $   58,095
Subscription service revenues        290,300        265,453
OmegaWorld                           124,524         56,585
                                  ----------     ----------
                                  $1,256,824     $  380,133
                                  ==========     ==========

(6) RELATED PARTY DEBT

    SHORT TERM DEBT

    Short term debt consists of the following as of December 31, 1999 and 1998:

                                                                    1999            1998
                                                                  -------        ---------
Note payable to Red Oak Capital dated June 11, 1998, bearing
interest at 10%, due December 31, 1998.                           $    --        $ 495,000

Note payable to individual dated June 11, 1998, bearing
interest at 10%, due December 31, 1998.                                --            5,000

Note payable to Red Oak Capital dated December 23, 1998,
bearing interest at 10%, due February 28, 1999.                        --          100,000
                                                                  -------        ---------
                                                                  $    --        $ 600,000
                                                                  =======        =========

    The above notes dated June 11, 1998 were issued by Window On WallStreet together with detachable warrants which entitled the holders, related parties to Window On WallStreet, to purchase 425,000 shares of Window On WallStreet's common stock, no par value, at $2.48 per share. Such warrants resulted in a charge to interest expense of $126,000 during 1998. Furthermore, the debt agreement provided for the conversion of all warrants into shares of Window On WallStreet's common stock to the holder if the notes were not paid as of December 31, 1998. As the notes were not paid as of December 31, 1998, under the terms of the note, the holders converted the warrants into 425,000 shares of Window On WallStreet's common stock at zero cost. Accordingly, an additional charge reflected in interest expense was recorded by the Company at December 31, 1998 in the amount of $476,000.

    Furthermore, as the above notes dated June 11, 1998 were not paid as of the end of March 1999, Window On WallStreet issued an additional 75,000 shares of its common stock, no par value, to the note holders in accordance with the agreement. In addition, in accordance with the terms of the above note dated December 23, 1998, Window On WallStreet issued 120,000 shares of its common stock, no par value, to the holders of the notes. Accordingly, a charge reflected in interest expense was recorded by the Company during the year ended December 31, 1999 in the aggregate amount of approximately $218,000. These notes were later consolidated and paid by the Company.

    LONG TERM DEBT

    Long term debt consists of the following as of December 31, 1999 and 1998:

                                                                                 1999         1998
                                                                               -------     ----------
Notes payable to Red Oak Capital dated August 14, 1996, bearing interest at 10%, payable at various dates beginning September 2000, net of unamortized discount at December 31, 1998 of $52,035. Amount includes
accrued interest recharacterized as notes payable                              $    --     $2,631,167

Notes payable to individual dated August 14, 1996, bearing interest at
10%, payable at various dates beginning September 2000, net of unamortized discount at December 31, 1998 of $242. Amount includes accrued interest
recharacterized as notes payable                                                    --          9,758
                                                                               -------     ----------
                                                                               $    --     $2,640,925
                                                                               =======     ==========

    On April 13, 1999, Window On WallStreet signed an agreement with the related parties holding the notes, consolidating all of the existing debt, short term and long term, into two notes in the aggregate principal amount of approximately $3.9 million (the "New Notes"). The New Notes accrued interest at 10% per annum in cash plus one fully paid and non-assessable share of Window On WallStreet common stock, no par value, for each $45.26 of principal amount outstanding (rounded up to the nearest share) at the end of each month. Interest not paid was capitalized as part of the principal amount of the New Notes on a monthly basis.

    As part of this refinancing of debt, Window On WallStreet issued an additional 400,000 shares of its common stock as a financing fee. Excluding the financing fee of 400,000 issued shares, during 1999 Window On WallStreet issued 601,580 shares of its common stock to the holders of the New Notes related to the common stock component of interest expense. Accordingly, the Company recorded additional charges reflected in interest expense of $448,000 for the financing fee and $674,000 for the common stock component of interest expense. Charges to interest expense totaled approximately $1.3 million including the $218,000 discussed above.

    At the time of the acquisition of Window On WallStreet, the Company repaid all existing debt in accordance with the terms of the agreement.

(7) SHAREHOLDERS' EQUITY

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

    INITIAL PUBLIC OFFERING

    On October 6, 1997, the Company closed its initial public offering of 2.6 million shares of common stock of the Company at $11.00 per share (the "Initial Public Offering"). On November 5, 1997, the Company closed the underwriters' purchase of 158,108 additional shares of common stock pursuant to the exercise of a portion of their over-allotment option granted in the Initial Public Offering. Total proceeds to the Company, net of underwriting discounts and offering expenses of approximately $2.9 million, were $27.4 million.

    DISTRIBUTIONS TO SHAREHOLDERS

    On September 30, 1997, the Company terminated its S corporation status and the Company became a C corporation making it subject to federal and state income taxes on its earnings. In conjunction with the Company becoming a C corporation, the Company declared and paid a cash dividend to the Company's existing shareholders of $15.4 million (the "Dividend"). The Dividend was equal to the Company's estimate at that time of its cumulative taxable income prior to its conversion to a C corporation to the extent such taxable income had not been previously distributed. Subsequent to the payment of the Dividend, the Company preliminarily determined that the actual cumulative taxable income would be less than was originally estimated. Accordingly, in the fourth quarter of 1997, the recipients of the Dividend repaid $800,000, plus interest, to the Company. During the third quarter of 1998, upon finalization of the Company's 1997 tax returns and final determination of S corporation earnings at the date of conversion to a C corporation, the recipients of the Dividend repaid an additional $135,000, plus interest, to the Company, reducing the Dividend to $14.5 million.

    ISSUANCE OF STOCK BY POOLED COMPANY

    During 1998, Window On WallStreet issued detachable warrants in association with the issuance of certain notes to related parties, which entitled the holders to purchase 425,000 shares of Window On WallStreet's common stock, no par value, at $2.48 per share. At that time, a charge was made to Additional Paid-in Capital of $126,000. The related debt agreement provided for the conversion of all warrants into shares of Window On WallStreet's common stock at zero cost to the holder if the notes were not paid as of December 31, 1998. As the notes were not paid as of December 31, 1998, under the terms of the note, the holder converted the warrants into 425,000 shares of Window On WallStreet's common stock at zero cost, resulting in a charge to Additional Paid-in Capital of $476,000.

    During 1999, Window On WallStreet issued 1,196,580 shares of its common stock, no par value, due to nonpayment, consolidation and interest on debt to related parties. The resulting charge to Additional Paid-in Capital was approximately $1.3 million.

    STOCK OPTION PLANS

    The Company has reserved 4,500,000 shares of its common stock for issuance under its Amended and Restated 1996 Incentive Stock Plan, as amended (the "Option Plan"). Under the Option Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants of the Company. Currently, only options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. The exercise price of incentive stock options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The options issued under the Option Plan generally vest ratably over a five-year period. In January 2000, the Board of Directors, as part of its authorization of the Merger Agreement (see
Note 13) with onlinetradinginc.com corp. ("OnlineTrading.com") authorized an increase, subject to approval by the Company's shareholders of the Merger Agreement and the merger with OnlineTrading.com, in the number of shares of common stock reserved for issuance under the Option Plan from 4,500,000 to 7,500,000, subject to future anti-dilution adjustments.

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

    As discussed in Note 2, the Company assumed all outstanding stock options to purchase Window On WallStreet common stock ("WOW Options"). The WOW Options generally vest ratably over a four-year period and their terms are ten years.

    A summary of stock option activity including stock options granted under the Option Plan, Director Plan and the WOW Options is as follows:

                                                                               OPTION PRICE PER SHARE
                                                        NUMBER           ----------------------------------
                                                      OF SHARES           LOW          HIGH        WEIGHTED
                                                     ----------          -----        -----        --------
Outstanding, December 31, 1996                         689,328           $ .48       $ 8.06         $1.40
    Granted                                            584,692            1.25        11.00          5.04
    Canceled                                           (38,004)           2.00        11.00          5.02
    Exercised                                           (8,000)           1.25         1.25          1.25
                                                     ---------
Outstanding, December 31, 1997                       1,228,016             .48        11.00          3.02
    Granted                                          1,902,214            1.59         8.06          2.41
    Canceled                                           (68,635)           2.00        11.00          5.15
    Exercised                                          (11,350)           1.25         2.00          1.47
                                                     ---------
Outstanding, December 31, 1998                       3,050,245             .48        11.00          2.60
    Granted                                          1,076,245            1.66        10.25          5.86
    Canceled                                          (131,278)           1.66        11.00          3.91
    Exercised                                         (181,560)           1.25        11.00          2.14
                                                     ---------
Outstanding, December 31, 1999                       3,813,652             .48        11.00          3.49
                                                     =========

    Additional information regarding options outstanding at December 31, 1999 is as follows:

                                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
       RANGE OF          --------------------------------------------------  --------------------------------
      EXERCISABLE            NUMBER           WEIGHTED        WEIGHTED          NUMBER          WEIGHTED
        PRICES             OUTSTANDING        AVERAGE          AVERAGE       EXERCISABLE         AVERAGE
-----------------------       AS OF         CONTRACTUAL       EXERCISE           AS OF           EXERCISE
    LOW          HIGH       12/31/99            LIFE            PRICE          12/31/99           PRICE
------------   --------  ----------------  ---------------  --------------  ----------------  ---------------
   $0.48        $ 0.48         82,572            5.8            $0.48            81,728          $ 0.48
    1.25          1.66      1,503,252            8.3             1.52           467,647            1.42
    2.00          3.00        780,647            8.0             2.81           142,475            2.80
    3.03          4.53        605,440            8.0             4.05           112,133            3.20
    4.59          6.35        297,200            8.6             5.48            46,500            5.16
    6.94         10.25        489,961            8.9             8.39            54,472            7.72
   11.00         11.00         54,580            7.6            11.00            25,405           11.00
   -----        ------      ---------            ---            -----           -------           -----
   $0.48        $11.0       3,813,652            8.2            $3.49           930,360           $2.58
   =====        ======      =========            ===            =====           =======           =====

    All options issued during 1996 were issued to key employees at an exercise price that was subsequently determined to be approximately $291,000 in the aggregate below fair market value at the date of grant as determined by an independent appraisal. Several of the options issued during 1997 were determined to be, in the aggregate, approximately $341,000 below fair value as determined by an independent appraisal. These differences are being amortized over the five-year vesting period of the related stock options. For the years ended December 31, 1999, 1998 and 1997, the Company recorded compensation expense of approximately $141,000, $114,000 and $122,000, respectively. Included in compensation expense in 1999, 1998 and 1997 was approximately $5,000, $7,000 and $23,000, respectively, related to options issued to consultants of the Company, accounted for under the provisions of SFAS No. 123. Options to purchase 930,360, 421,979 and 176,238 shares were exercisable at December 31, 1999, 1998 and 1997, respectively.

    The Company, as permitted by SFAS No. 123, applies APB Opinion No. 25 for options granted to employees. Accordingly, no compensation is recognized for such grants to the extent their exercise price is equal to the fair market value of the underlying stock at the date of grant. Had compensation cost for the Company's stock options been based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's pro forma net loss (and pro forma loss per share) would have been approximately $1.8 million ($0.07 per share) and $1.0 million ($0.04 per share) for the years ended December 31, 1999 and 1998, and pro forma net income (and pro forma earnings per share on a diluted basis) would have been $4.5 million ($0.20 per share) for the year ended December 31, 1997. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                   1/1/97 -     10/1/97 -
                                    9/30/97      12/31/97      1998       1999
                                   --------     ---------      ----       ----

Risk free interest rate               6 %          5 %         5 %         5 %
Dividend yield                         -            -           -           -
Volatility factors                    70%          81%         81%         75%
Weighted average life (years)          7            7           5           5

EMPLOYEE STOCK PURCHASE PLAN

    In July 1997, the Board of Directors of the Company adopted and the shareholders approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the option for each six-month Purchase Plan period is 85% of the lesser of the fair market value of the Company's common stock on the first or last business day of the Purchase Plan period. The Purchase Plan provides for the first options to be granted for the Purchase Plan period which commenced January 1, 1998. During the years ended December 31, 1999 and 1998, 23,585 and 12,506 shares of common stock were issued under the plan at an average price of $3.27 and $3.06, respectively.

(8) EMPLOYEE BENEFIT PLAN

    The Company provides retirement benefits through a defined contribution 401(k) plan (the "401(k) Plan") which was established during 1994. Employees become eligible based upon meeting certain service requirements. The Company matches employee contributions based upon a formula defined in the 401(k) Plan. Matching contributions accrued under the 401(k) Plan amounted to approximately $242,000, $0 and $63,000 in 1999, 1998 and 1997, respectively.

(9) INCOME TAXES

    The components of income tax provision (benefit) for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                             1999             1998             1997
                                         -----------      -----------      -----------
Current taxes:
    Federal                              $ 5,568,000      $ 2,254,000      $ 1,739,894
    State                                    929,000          376,000          289,106
                                         -----------      -----------      -----------
        Total current taxes                6,497,000        2,630,000        2,029,000
                                         -----------      -----------      -----------
Deferred tax benefit:
    Federal                               (3,988,000)      (1,353,000)      (2,540,811)
    State                                   (663,000)        (225,000)        (422,189)
                                         -----------      -----------      -----------
        Total deferred tax benefit        (4,651,000)      (1,578,000)      (2,963,000)
                                         -----------      -----------      -----------
Total income tax provision (benefit)     $ 1,846,000      $ 1,052,000      $  (934,000)
                                         ===========      ===========      ===========

    Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences that created deferred income taxes are as follows:

Deferred tax assets:                                 1999              1998
                                                 ------------      ------------
    Reserves and allowances                      $  8,371,425      $  4,355,665
    Net operating loss carryforwards                2,390,220           961,213
    Deferred revenue and accrued liabilities          749,708           176,615
    Other                                             403,647           324,118
                                                 ------------      ------------
        Total deferred tax assets                  11,915,000         5,817,611
    Valuation allowance                            (2,723,000)       (1,276,611)
                                                 ------------      ------------
    Deferred income taxes, net                   $  9,192,000      $  4,541,000
                                                 ============      ============

    The valuation allowance is primarily due to losses incurred by the pooled company which historically had unprofitable operations.

    A reconciliation of the difference between the expected provision (benefit) for income taxes using the statutory Federal tax rate and the Company's actual provision (benefit) is as follows:

                                             1999            1998             1997
                                         -----------     -----------      -----------
Provision (benefit) using statutory
   Federal tax rate                      $   307,787     $   218,209      $ 2,853,873
Pro forma taxes for periods prior to
   September 30, 1997                             --              --       (3,255,731)
Tax credits                                       --         (26,463)      (1,229,911)
Change in valuation allowance              1,446,389         578,143          306,692
Other                                         91,824         282,111          391,077
                                         -----------     -----------      -----------
Total income tax provision (benefit)     $ 1,846,000     $ 1,052,000      $  (934,000)
                                         ===========     ===========      ===========

    The effective tax rates for 1999 and 1998 were 210% and 169%, respectively. The increase as compared with the 35% Federal statutory rate is primarily due to an increase in the valuation allowance established at Window On WallStreet to offset net operating loss carryforwards. The effective tax rates of Omega Research as a stand-alone company were approximately 37% and 35% during 1999 and 1998, respectively.

    For income tax purposes, the Company was an S corporation prior to September 30, 1997. Accordingly, net income and related timing differences which arose in the recording of income and expense items for financial reporting and tax reporting purposes were included in the individual tax returns of the S corporation shareholders. Effective September 30, 1997, the Company terminated its S corporation election. The $1.2 million benefit for income taxes recorded during the third quarter of 1997 is comprised of a non-recurring deferred income tax credit (the "SFAS 109 Credit") of approximately $3.0 million partially offset by a $1.8 million provision for income taxes payable. The SFAS 109 Credit recognized net deferred tax assets arising from book and tax basis differences that arose primarily as a result of accounts receivable reserves. The $1.8 million in income taxes payable relate to federal and state income taxes owed by the Company as a result of an approximate $4.6 million in S corporation taxable earnings paid by the Company during the fourth quarter of 1997 and the year-ended December 31, 1998.

    Window On WallStreet has available net operating loss carryforwards totaling approximately $6.3 million, which will begin to expire in 2012. Window On WallStreet also has tax credit carryforwards totaling approximately $100,000, which will begin to expire in 2012. The utilization of these net operating losses and tax credits will be subject to limitations of approximately $518,000 per year which are cumulative to the extent not utilized by the Company. The deferred tax asset related to these carryforwards has been reduced to zero by a valuation allowance.

(10) (LOSS) EARNINGS PER SHARE

    Weighted average shares outstanding for the years ended December 31, 1999, 1998 and 1997 are calculated as follows:

                                                         1999           1998           1997
                                                      ----------     ----------     ----------
Weighted average shares outstanding (basic)           24,294,179     23,913,762     21,829,417
Impact of dilutive options after applying
    the treasury stock method                                 --             --        790,647
                                                      ----------     ----------     ----------
Weighted average shares outstanding (diluted)         24,294,179     23,913,762     22,620,064
                                                      ----------     ----------     ----------
Options outstanding which are not included in the
calculation of diluted earnings per share because
their impact is antidilutive                           3,793,652      3,050,245        115,483
                                                      ==========     ==========     ==========

(11) COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES

    The Company has seven non-cancelable operating leases for facilities. The only significant facility operating leases are for the Company's corporate headquarters. The original lease is for five and one-half years and commenced in February 1997. In December 1998, February 1999 and January 2000, the Company entered into a sub-lease and two lease amendments for additional space at the facilities with lease terms ending on the same day as the original lease. In addition to the leases for facilities, the Company leases its telephone system and computer equipment server farm.

    Future minimum lease payments as of December 31, 1999 under all operating leases are as follows:

                   2000                                        $2,783,700
                   2001                                         2,689,514
                   2002                                         1,076,065
                   2003                                           131,556
                   2004                                           131,556
                   Thereafter                                      10,963
                                                               ----------
                                                               $6,823,354
                                                               ==========

    Total rent expense for 1999, 1998 and 1997 was approximately $689,000, $439,000 and $343,000, respectively.

    BRIDGE TELERATE ROYALTY AGREEMENT

    The Company has entered into a Software License, Maintenance and Development Agreement (the "Agreement") with Dow Jones Markets, Inc. (then known as Dow Jones Telerate, Inc., now known as Telerate, Inc., and a subsidiary of Bridge Information Systems, Inc.) ("Bridge Telerate"). Under the Agreement, the Company modified one of its software products to create a Bridge Telerate version and granted Bridge Telerate a license to promote, market, sublicense and distribute the Bridge Telerate version for six years. During 1999, 1998 and 1997, the Company earned approximately $4.0, $3.0 and $2.2 million, respectively, in royalties (based upon minimum royalty requirements) under the terms of this Agreement.

    LITIGATION

    On January 28, 1998, a class action lawsuit, captioned Richard M. Rhodes v. William R. Cruz; Ralph L. Cruz; Omega Research, Inc.; BancAmerica Robertson Stephens; Lehman Brothers; and Hambrecht & Quist (Case No. 98-0174-CIV-Lenard), was filed in the United States District Court for the Southern District of Florida. On July 1, 1999, pursuant to the stipulation of the parties, the Court of Appeals for the Eleventh Circuit issued a final order which dismissed with prejudice all claims against the Company and all other defendants.

    In addition to the above, from time to time the Company may become engaged in routine litigation incidental to its business. The Company does not believe that such routine litigation would have a material adverse effect on its financial position or results of operations.

(12) QUARTERLY FINANCIAL INFORMATION

    The following tables summarize selected quarterly financial data of the Company for the years ended December 31, 1999 and 1998 as restated for the acquisition of Window On WallStreet, which was accounted for as a pooling-of-interests.

                                                           1999
                             ----------------------------------------------------------------
                                FIRST         SECOND       THIRD        FOURTH        FULL
                               QUARTER       QUARTER      QUARTER      QUARTER        YEAR
                             -----------   -----------  -----------  -----------  -----------
NET REVENUES:
Previously reported          $ 9,440,788   $10,977,164  $10,792,560
Window On WallStreet             994,596       646,872      690,064
                             -----------   -----------  -----------
Restated                     $10,435,384   $11,624,036  $11,482,624  $ 9,327,925  $42,869,969
                             ===========   ===========  ===========  ===========  ===========

GROSS PROFIT: *
Previously reported          $ 8,957,997   $10,521,775  $10,332,922
Window On WallStreet             634,599       264,494      346,523
                             -----------   -----------  -----------
Restated                     $ 9,592,596   $10,786,269  $10,679,445  $ 8,826,250  $39,884,560
                             ===========   ===========  ===========  ===========  ===========

NET INCOME (LOSS):
Previously reported          $ 1,210,616   $ 1,644,370  $ 1,639,340
Window On WallStreet            (560,511)   (1,826,075)  (1,272,563)
                             -----------   -----------  -----------
Restated                     $   650,105   $  (181,705) $   366,777  $(1,801,786) $  (966,609)
                             ===========   ============ ===========  ============ ===========

EARNINGS (LOSS) PER SHARE:
Previously reported-
Basic and Diluted            $       .05   $       .07  $       .07

Restated-
Basic                        $       .03   $      (.01) $       .02         (.07)        (.04)
Diluted                              .02          (.01)         .01         (.07)        (.04)

                                                           1998
                             ----------------------------------------------------------------
                                FIRST         SECOND       THIRD        FOURTH        FULL
                               QUARTER       QUARTER      QUARTER      QUARTER        YEAR
                             -----------   -----------  -----------  -----------  -----------
NET REVENUES:
Previously reported          $ 7,030,794   $ 7,651,597  $ 6,469,473  $ 7,064,641  $28,216,505
Window On WallStreet           1,065,236       766,382      192,152    1,470,478    3,494,248
                             -----------   -----------  -----------  -----------  -----------
Restated                     $ 8,096,030   $ 8,417,979  $ 6,661,625  $ 8,535,119  $31,710,753
                             ===========   ===========  ===========  ===========  ===========

GROSS PROFIT: *
Previously reported          $ 6,579,542   $ 7,132,764  $ 6,156,909  $ 6,549,212  $26,418,427
Window On WallStreet             875,186       667,944      108,439    1,146,312    2,797,881
                             -----------   -----------  -----------  -----------  -----------
Restated                     $ 7,454,728   $ 7,800,708  $ 6,265,348  $ 7,695,524  $29,216,308
                             ===========   ===========  ===========  ===========  ===========

NET INCOME (LOSS):
Previously reported          $   801,954   $   817,018  $   216,103  $   120,472  $ 1,955,547
Window On WallStreet            (359,842)     (475,045)    (870,110)    (679,097)  (2,384,094)
                             -----------   -----------  -----------  -----------  -----------
Restated                     $   442,112   $   341,973  $  (654,007) $  (558,625) $  (428,547)
                             ===========   ===========  ===========  ===========  ===========


                                                           1998
                             ----------------------------------------------------------------
                                FIRST         SECOND       THIRD        FOURTH        FULL
                               QUARTER       QUARTER      QUARTER      QUARTER        YEAR
                             -----------   -----------  -----------  -----------  -----------
EARNINGS (LOSS) PER SHARE:
Previously reported-
Basic and diluted            $       .04   $       .04  $       .01  $       .01  $       .09

Restated-
Basic and diluted            $       .02   $       .01  $      (.03) $      (.02) $      (.02)

* Gross profit is defined as total net revenues less cost of licensing fees and services.

(13) SUBSEQUENT EVENTS (UNAUDITED)

    On January 19, 2000, the Company signed a definitive, 100% share-exchange merger agreement with OnlineTrading.com, an on-line broker. OnlineTrading.com provides order execution technology that directly accesses electronic communications networks ("ECN's"), exchanges and market makers, in order to provide OnlineTrading.com's customers with high speed and efficient order execution that avoids traditional market maker participation and brokerage order-flow arrangements.

    Pursuant to an Agreement and Plan of Merger and Reorganization, as amended (the "Merger Agreement"), a newly-formed holding company named OnlineTrading.com Group, Inc. ("OnlineTrading.com Group") will own 100% of the issued and outstanding capital stock of Omega Research and OnlineTrading.com. Upon completion of the merger, as a result of share exchanges between OnlineTrading.com Group and each of Omega Research and OnlineTrading.com, and the listing of OnlineTrading.com Group shares, OnlineTrading.com Group will be the sole publicly-traded company in the group with its outstanding shares of common stock listed on The Nasdaq National Market. OnlineTrading.com Group, based upon the exchange ratio set forth in the Merger Agreement, would initially be owned between 62% and approximately 57% (on a fully diluted basis) by Omega Research's shareholders and between 38% and approximately 43% (on a fully diluted basis) by OnlineTrading.com's shareholders. The precise percentages will be determined by the formulae set forth in the Merger Agreement. Closing of the Merger Agreement is conditioned upon and subject to the filing and effectiveness of a registration statement on Form S-4, the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of the other conditions precedent to consummating the Merger Agreement

     The Company is currently in the process of changing its business model. The Company has taken certain steps to transform itself from a trading strategy client software company to an on-line broker that intends to provide to active traders a best-of-breed, Internet-based trading platform: One that incorporates and seamlessly integrates powerful trading strategy development tools, historical and streaming real-time market data and news, and a direct access electronic order execution system.

     On February 29, 2000, the Company announced that in light of the launch of WINDOWONWALLSTREET.COM, the Company was accelerating its transition to its new business model by focusing its marketing efforts on WINDOWONWALLSTREET.COM (as opposed to its client software).

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

                                                                          PAGE
                                                                          ----
Report of Independent Certified Public Accountants on Schedule..........   S-2

Schedule II - Valuation and Qualifying Accounts for the years ended
   December 31, 1999, 1998 and 1997.....................................   S-3

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE

To Omega Research, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated February 18, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP

Miami, Florida,
    February 18, 2000.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                          BALANCE AT       CHARGED TO                          BALANCE AT
                                           BEGINNING        COSTS AND                            END OF
                                           OF PERIOD        EXPENSES          DEDUCTIONS         PERIOD
                                         ------------     ------------      ------------      ------------
YEAR ENDED DECEMBER 31, 1999:
     Allowance for doubtful accounts     $  3,723,000     $  5,721,857      $ (3,151,857)     $  6,293,000
     Allowance for returns                  7,546,525       60,635,821       (44,942,346)       23,240,000
                                         ------------     ------------      ------------      ------------
                                         $ 11,269,525     $ 66,357,678      $(48,094,203)     $ 29,533,000
                                         ============     ============      ============      ============

YEAR ENDED DECEMBER 31, 1998:
     Allowance for doubtful accounts     $  3,229,166     $  2,222,834      $ (1,729,000)     $  3,723,000
     Allowance for returns                  4,196,838       26,638,651       (23,288,964)        7,546,525
                                         ------------     ------------      ------------      ------------
                                         $  7,426,004     $ 28,861,485      $(25,017,964)     $ 11,269,525
                                         ============     ============      ============      ============

YEAR ENDED DECEMBER 31, 1997:
     Allowance for doubtful accounts     $    830,430     $  2,450,736      $    (52,000)     $  3,229,166
     Allowance for returns                  1,797,000       16,200,633       (13,800,795)        4,196,838
                                         ------------     ------------      ------------      ------------
                                         $  2,627,430     $ 18,651,369      $(13,852,795)     $  7,426,004
                                         ============     ============      ============      ============

                                         EXHIBIT INDEX
        EXHIBIT                                                                                    SEQUENTIAL
         NUMBER      DESCRIPTION                                                                   PAGE NUMBER
         ------      -----------                                                                   -----------
          2.1   -   Agreement and Plan of Merger and Reorganization dated as of January 19,
                    2000 by and among Omega Research, Inc., onlinetradinginc.com corp.,
                    OnlineTrading.com Group, Inc. (formerly known as Online Trading Group,
                    Inc.), Omega Acquisition Corporation and Onlinetrading Acquisition
                    Corporation, together with the following exhibits thereto: (i) Form of
                    Omega Affiliate Agreement; (ii) Form of Online Affiliate Agreement; (iii)
                    Form of Employment Agreement; (iv) Form of Non-Competition and
                    Non-Disclosure Agreement (incorporated by reference to Exhibit 2.1 to the
                    Company's Current Report on Form 8-K reporting event on January 19, 2000 and filed on January 28, 2000)

          2.2   -   Form of Omega Shareholder Agreement dated January 19, 2000 among
                    OnlineTrading.com Group, Inc. (formerly known as Online Trading Group,
                    Inc.), onlinetradinginc.com corp and each applicable Omega Research shareholder (incorporated by reference to Exhibit 2.2 to the Company's
                    Current Report on Form 8-K reporting event on January 19, 2000 and filed on
                    January 28, 2000)

          2.3   -   Form of Online Shareholder Agreement dated January 19, 2000 among
                    OnlineTrading.com Group, Inc. (formerly known as Online Trading Group,
                    Inc.), Omega Research, Inc. and each applicable OnlineTrading.com shareholder (incorporated by reference to Exhibit 2.3 to the Company's
                    Current Report on Form 8-K reporting event on January 19, 2000 and filed on
                    January 28, 2000)

          2.4   -   Omega Stock Option Agreement dated January 19, 2000 between Omega Research,
                    Inc. and onlinetradinginc.com corp. (incorporated by reference to Exhibit
                    2.4 to the Company's Current Report on Form 8-K reporting event on January
                    19, 2000 and filed on January 28, 2000)

          2.5   -   Online Stock Option Agreement dated January 19, 2000 between Omega
                    Research, Inc. and onlinetradinginc.com corp. (incorporated by reference to
                    Exhibit 2.5 to the Company's Current Report on Form 8-K reporting event on
                    January 19, 2000 and filed on January 28, 2000)

          2.6   -   First Amendment to Agreement and Plan of Merger and Reorganization
                    effective March 7, 2000 among Omega Research, Inc., onlinetradinginc.com corp., OnlineTrading.com Group, Inc. (formerly known as Online Trading
                    Group, Inc.), Omega Acquisition Corporation and OnlineTrading Acquisition
                    Corporation (filed herewith)


          2.7   -   Agreement and Plan of Merger, dated as of October 25, 1999, by and among
                    Omega Research, Inc., WOW Acquisition Corporation and Window on WallStreet
                    Inc., together with the following exhibits thereto: (i) Articles of Merger;
                    (ii) Form of Company Affiliate Agreement; (iii) Form of Agreement Regarding
                    Employment; (iv) Form of Shareholder Non-Competition and Non-Disclosure
                    Agreement; (v) Form of Stock Option Agreement (All Employees); (vi) Form of
                    Stock Option Agreement (Jennings and Black); (vii) Form of Investment
                    Acknowledgment Agreement; (viii) Registration Rights Agreement; and (ix)
                    Opinion Letter Matters (incorporated by reference to Exhibit 2.1 to the
                    Company's Current Report on Form 8-K reporting event on October 26, 1999 and filed on November 8, 1999)

          3.1   -   Second Amended and Restated Articles of Incorporation of Omega Research,
                    Inc.+

          3.2   -   Second Amended and Restated Bylaws of Omega Research, Inc.+

          10.1  -   Omega Research, Inc. Amended and Restated 1996 Incentive Stock Plan, as
                    amended through August 13, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
                    September 30, 1999)*

          10.2  -   Omega Research, Inc. 1997 Nonemployee Director Stock Option Plan, as
                    amended ++

          10.3  -   Software License, Maintenance and Development Agreement between Dow Jones
                    Markets, Inc. and the Company, as amended (TRADESTATION Agreement)+

          10.4  -   Software License, Maintenance and Development Agreement between Dow Jones
                    Markets, Inc. and the Company (SUPERCHARTS Agreement)+

          10.5  -   Standard Office Building Lease between 8700 Flagler, Ltd. and the Company, as amended by Memorandum of Commencement Date +

          10.6  -   S Corporation Tax Allocation and Indemnification Agreement. /degree/

          10.7  -   Form of Indemnification Agreement +

          10.8  -   Omega Research, Inc. 1997 Employee Stock Purchase Plan, as amended by
                    Amendment to Omega Research 1997 Employee Stock Purchase Plan (incorporated by referenced to Exhibit 10.1 to the Company's Quarterly Report on Form
                    10-Q for the fiscal quarter ended September 30, 1998)*


          10.9  -   Form of non-competition agreement +

          10.10 -   Letter Agreement dated October 27, 1997 from Dow Jones Markets, Inc. to
                    Omega Research, Inc.++

          10.11 -   Sublease (for fourth floor of 8700 Flagler Building) and Modification of
                    Lease Agreement (incorporated by reference to Exhibit 10.11 to the
                    Company's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1998)

          10.12 -   Second Modification of Lease Agreement, dated January 31, 2000, between
                    Nationwide Theaters West Flagler, L.L.C. and Omega Research, Inc. (filed herewith)

          10.13 -   Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between
                    Springcreek Place Ltd. and Window on WallStreet Inc. (then named
                    MarketArts, Inc.), as amended by Addendum to Lease dated October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 (filed herewith)

          10.14 -   Lease Agreement, dated November 16, 1999, between Fairfax Boca 92, L.P. and
                    Omega Research, Inc. (filed herewith)

          23.1  -   Consent of Arthur Andersen LLP (filed herewith)

          27.1  -   Financial Data Schedule (filed herewith)

----------------------------------

          +         Previously filed as part of Registration Statement No. 333-3207 on Form S-1 filed with the Commission on July 25, 1997.
          /degree/  Previously filed as part of Amendment No.1 to Registration Statement No.
                    333-3207 filed with the Commission on August 25, 1997.
          ++        Previously filed as part of Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
          *         Indicates a management contract or compensatory plan or arrangement.