Form 10-Q
period 2000-03-31
OMEGA RESEARCH INC
filed 2000-05-15
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from ____________to ____________

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

                                 (305) 485-7000
                           ---------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No [ ]

         AS OF MAY 8, 2000 THERE WERE 24,566,734 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                              OMEGA RESEARCH, INC.

                                      INDEX

                                                                                          PAGE
PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets
            March 31, 2000 (unaudited) and December 31, 1999..............................  3

        Consolidated Statements of Operations
            Three months ended March 31, 2000 and 1999 (unaudited)........................  4

        Consolidated Statements of Cash Flows
            Three months ended March 31, 2000 and 1999 (unaudited)........................  5

        Notes to Consolidated Financial Statements........................................  6

Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations.........................................................  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk........................ 13

PART II.   OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................................... 14
Item 6. Exhibits and Reports on Form 8-K.................................................. 14
Signature................................................................................. 15
Exhibit Index............................................................................. 16


                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             March 31,      December 31,
                                                               2000            1999
                                                           ------------     ------------
                                                           (unaudited)
ASSETS:

CURRENT ASSETS:
     Cash and cash equivalents                             $  1,537,436     $  2,175,852
     Marketable securities                                    1,695,304        1,695,304
     Accounts receivable, net                                10,619,733       13,695,059
     Inventory                                                  131,355           67,371
     Income tax receivable                                    5,307,105          436,106
     Other current assets                                       690,853        1,033,277
     Deferred income taxes                                    6,133,000        9,192,000
                                                           ------------     ------------
         Total current assets                                26,114,786       28,294,969

PROPERTY AND EQUIPMENT, net                                   2,659,199        2,611,454

OTHER ASSETS                                                  1,023,771          473,344
                                                           ------------     ------------
         Total assets                                      $ 29,797,756     $ 31,379,767
                                                           ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
     Accounts payable                                      $  3,297,198     $  2,786,739
     Accrued expenses                                         2,081,738        1,861,321
     Deferred revenue                                         1,621,062        1,256,824
                                                           ------------     ------------
         Total current liabilities                            6,999,998        5,904,884
                                                           ------------     ------------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 25,000,000
         shares authorized, none issued and outstanding              --               --
     Common stock, $.01 par value; 100,000,000
         shares authorized, 24,557,010 and 24,475,104
         issued and outstanding at March 31, 2000 and
         December 31, 1999, respectively                        245,570          244,751
     Additional paid-in capital                              26,844,275       26,560,893
     Accumulated deficit                                     (4,292,087)      (1,330,761)
                                                           ------------     ------------
         Total shareholders' equity                          22,797,758       25,474,883
                                                           ------------     ------------
         Total liabilities and shareholders' equity        $ 29,797,756     $ 31,379,767
                                                           ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED
                                                        MARCH 31,
                                              -----------------------------
                                                  2000             1999
                                              ------------     ------------
                                                       (unaudited)
NET REVENUES:
     Licensing fees                           $  5,547,296     $  8,445,460
     Subscription services                         902,834          322,904
     Other revenues                              1,950,445        1,667,020
                                              ------------     ------------
         Total net revenues                      8,400,575       10,435,384
                                              ------------     ------------
OPERATING EXPENSES:
     Cost of licensing fees and services           811,669          842,788
     Product development                         1,827,503        1,192,647
     Sales and marketing                         7,572,860        4,067,341
     General and administrative                  2,996,211        2,907,159
                                              ------------     ------------
         Total operating expenses               13,208,243        9,009,935
                                              ------------     ------------
         (Loss) income from operations          (4,807,668)       1,425,449
                                              ------------     ------------
OTHER INCOME (EXPENSE), net:
     Interest expense                                   --         (170,494)
     Other income, net                              34,342          109,146
                                              ------------     ------------
         Total other income (expense), net          34,342          (61,348)
                                              ------------     ------------
         (Loss) income before income taxes      (4,773,326)       1,364,101

INCOME TAX (BENEFIT) PROVISION                  (1,812,000)         714,000
                                              ------------     ------------
         Net (loss) income                    $ (2,961,326)    $    650,101
                                              ============     ============
(LOSS) EARNINGS PER SHARE (Note 3):
     Basic                                    $      (0.12)    $        .03
                                              ============     ============
     Diluted                                  $      (0.12)    $        .02
                                              ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                    ---------------------------
                                                                        2000           1999
                                                                    -----------     -----------
                                                                            (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net (loss) income                                              $(2,961,326)    $   650,101
     Adjustments to reconcile net (loss) income to net
       cash (used in) provided by operating activities:
        Depreciation and amortization                                   332,360         213,729
        Provision for doubtful accounts                               1,274,000       1,184,857
        Compensation expense on stock option grants                      38,418          42,781
        Noncash interest associated with the conversion of
           detachable warrants into common stock by pooled
           company upon nonpayment of notes                                  --          77,804
        Deferred income tax benefit                                   3,059,000      (1,968,000)
        (Increase) decrease in:
           Accounts receivable                                        1,801,326      (2,915,040)
           Inventory                                                    (63,984)        176,103
           Other current assets                                         342,425          59,346
           Other assets                                                (564,572)       (106,450)
           Income tax receivable                                     (4,871,000)             --
        Increase (decrease) in:
           Accounts payable                                             510,459         839,555
           Accrued expenses                                             220,417       2,665,793
           Deferred revenue                                             364,238       1,043,486
                                                                    -----------     -----------
             Net cash (used in) provided by operating activities       (518,239)      1,964,065
                                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (365,960)       (482,347)
     Acquisition of data rights and customer lists                           --         (85,000)
                                                                    -----------     -----------
             Net cash used in investing activities                     (365,960)       (567,347)
                                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                        245,783         139,377
     Proceeds from borrowings of debt                                        --          64,061
                                                                    -----------     -----------
             Net cash provided by financing activities                  245,783         203,438
                                                                    -----------     -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                     (638,416)      1,600,156

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        2,175,852       7,649,771
                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 1,537,436     $ 9,249,927
                                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                            $        --     $        --
                                                                    ===========     ===========
  Cash paid for income taxes                                        $        --     $   300,000
                                                                    ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (ALL NOTES AND RELATED DISCLOSURES APPLICABLE TO THE THREE MONTHS ENDED MARCH
                        31, 2000 AND 1999 ARE UNAUDITED)

    The accompanying financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999 have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows which may be reported for the year or for any subsequent period.

1.  ACCOUNTS RECEIVABLE

    Accounts receivable are principally from individuals and distributors of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $7.6 million and $6.3 million at March 31, 2000 and December 31, 1999, respectively, and allowances for potential returns of approximately $8.7 million and $23.2 million at March 31, 2000 and December 31, 1999, respectively.

2.  DEFERRED REVENUE

    Deferred revenue is comprised of deferrals for (i) payments received in advance of service provided or bundled with client software purchases, (ii) licensing fees revenue for which amounts are not due within the next twelve months and (iii) registration fees and sponsorship and exhibitor deposits for OmegaWorld, the Company's annual conference, designed to highlight the benefits of trading strategy development, held during the second quarter of each year. Deferred revenue consists of the following as of March 31, 2000 and December 31, 1999:

                                           March 31,   December 31,
                                             2000          1999
                                          ----------    ----------

         Subscription services revenue    $1,206,537    $  290,300
         Licensing fees revenue              138,000       842,000
         OmegaWorld                          276,525       124,524
                                          ----------    ----------
                                          $1,621,062    $1,256,824
                                          ==========    ==========

3.  (LOSS) EARNINGS PER SHARE

    Weighted average shares outstanding for the three months ended March 31, 2000 and 1999 are calculated as follows:

                                                            Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                             2000          1999
                                                          ----------    ----------
Weighted average shares outstanding (basic)               24,539,324    24,060,338
Impact of dilutive options after applying the treasury
    stock method                                                  --     2,159,377
                                                          ----------    ----------
Weighted average shares outstanding (diluted)             24,539,324    26,219,715
                                                          ----------    ----------
Options outstanding which are not included in the
calculation of diluted (loss) earnings per share
because their impact is antidilutive                       4,181,927       303,650
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

5.  BUSINESS COMBINATIONS

    Effective October 26, 1999, the Company acquired Window On WallStreet Inc. ("Window On WallStreet"), a leading provider of Internet-based streaming real-time market data and a developer of client software and on-line trading strategy tools. Under the terms of the merger agreement, Window On WallStreet shareholders received 1,999,995 newly issued shares of the Company's common stock for all of the issued and outstanding shares of Window On WallStreet's common stock. In addition, the Company (i) repaid in accordance with its terms approximately $4.1 million of debt and (ii) assumed all outstanding stock options to purchase Window On WallStreet common stock which, based on an exchange ratio of 0.210974, were exercisable for an aggregate of 182,529 shares of the Company's common stock.

    The acquisition of Window On WallStreet was accounted for as a pooling-of-interests. Accordingly, the financial statements herein have been restated to give retroactive effect to this acquisition. There were no material relationships or intercompany transactions between the Company and Window On WallStreet prior to the merger.

    On January 19, 2000, the Company signed a definitive, 100% share-exchange merger agreement with onlinetradinginc.com corp. ("OnlineTrading.com"), an online broker. OnlineTrading.com provides order execution technology that directly accesses electronic communications networks ("ECN's"), and electronically-centered exchanges and market makers, in order to provide OnlineTrading.com's customers with prompt and efficient order execution that avoids traditional market maker participation and brokerage order-flow arrangements.

    Pursuant to an Agreement and Plan of Merger and Reorganization, as amended (the "Merger Agreement"), and subject to closing, a newly-formed holding company named OnlineTrading.com Group, Inc. ("OnlineTrading.com Group") will own 100% of the issued and outstanding capital stock of Omega Research and OnlineTrading.com. Upon completion of the merger, as a result of share exchanges between OnlineTrading.com Group and each of Omega Research and OnlineTrading.com, and the listing of OnlineTrading.com Group shares, OnlineTrading.com Group will be the sole publicly-traded company in the group with its outstanding shares of common stock listed on The Nasdaq National Market. OnlineTrading.com Group will initially be owned between 62% and approximately 57% (on a fully diluted basis) by Omega Research's shareholders and between 38% and approximately 43% (on a fully diluted basis) by OnlineTrading.com's shareholders. The precise percentages will be determined by the formula set forth in the Merger Agreement. Closing of the Merger Agreement is conditioned upon and subject to the effectiveness of a registration statement on Form S-4 (which was filed on April 17, 2000), the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of other conditions precedent. Accordingly, the financial statements herein have not been restated to give effect to this pending merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with the Financial Statements and the Notes to Financial Statements contained herein. The results of operations for an interim period may not give a true indication of results for the year, or for any subsequent period.

RECENT DEVELOPMENTS

    On January 19, 2000, the Company signed a definitive, 100% share-exchange merger agreement (the "Merger Agreement") with onlinetradinginc.com corp. ("OnlineTrading.com"), an online broker. OnlineTrading.com provides order execution technology that directly accesses electronic communications networks ("ECN's"), and electronically-centered exchanges and market makers, in order to provide OnlineTrading.com's customers with prompt and efficient order execution that avoids traditional market maker participation and brokerage order-flow arrangements. Closing of the Merger Agreement is conditioned upon and subject to the effectiveness of a registration statement on Form S-4 (which was filed on April 17, 2000), the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of other conditions precedent.

   The Company is in the process of changing its business model. The Company has taken steps, one of which is the pending merger with OnlineTrading.com, to transform itself from a trading strategy client software company to one that includes an on-line brokerage firm - a company which intends to provide to active traders a trading platform that incorporates and seamlessly integrates powerful trading strategy development tools, historical and streaming real-time market data and news, and high-speed access directly to an electronic order execution system. The Company's historical business model has consisted of sales of client software products, payment for which is committed to in full by the customer at the time of sale. Under the new business model, the Company will seek to derive recurring revenues from customers by offering monthly subscription services for trading strategy tools integrated with streaming real-time market data and news for which a monthly fee is payable, and by offering through OnlineTrading.com (subject to completion of the merger) on-line brokerage services for which commissions are payable. The Company believes that it will be able to leverage its historical success in selling trading strategy tools to build a subscriber base of active traders that will, assuming completion of the merger, use the on-line brokerage services of OnlineTrading.com or, at a minimum, its trading strategy subscription services.

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

    On January 25, 2000, the Company launched WINDOWONWALLSTREET.COM, its first Internet subscription service. WINDOWONWALLSTREET.COM offers streaming real-time charts, quotes and news powered by some of the Company's trading tools. On February 29, 2000, the Company announced that it was accelerating its transition to its new business model by focusing its marketing efforts and resources on WINDOWONWALLSTREET.COM (as opposed to its client software products, which through 1999 substantially most of the Company's licensing fees were derived).

    It should be noted that the results of operations and liquidity and capital resources discussions below do not give effect to the pending merger with OnlineTrading.com. See Item 6 (b) in Part II of this report for the current reports on Form 8-K filed by the Company with respect to the pending merger with OnlineTrading.com.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the Company's statement of income reflected as a percentage of total net revenues:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                     2000      1999
                                                    ------    ------
      Net revenues:
           Licensing fees                             66.0 %    80.9 %
           Subscription services                      10.8       3.1
           Other revenues                             23.2      16.0
                                                    ------    ------
               Total net revenues                    100.0     100.0
                                                    ------    ------
      Operating expenses:
           Cost of licensing fees and services         9.7       8.0
           Product development                        21.7      11.4
           Sales and marketing                        90.1      39.0
           General and administrative                 35.7      27.9
                                                    ------    ------
               Total operating expenses              157.2      86.3
                                                    ------    ------
               (Loss) income from operations         (57.2)%    13.7 %
                                                    ------    ------

QUARTERS ENDED MARCH 31, 2000 AND 1999

NET REVENUES

     TOTAL NET REVENUES. The Company's total net revenues decreased 19% from $10.4 million in the three months ended March 31, 1999 to $8.4 million in the comparable period of 2000.

     LICENSING FEES. Licensing fees decreased from $8.4 million in the three months ended March 31, 1999 to $5.5 million in the comparable period of 2000 primarily due to a decrease in sales of the Company's client software products. Licensing fees are expected to continue to decrease as the Company focuses its efforts on promoting its Internet subscription services such as WINDOWONWALLSTREET.COM and it is difficult to predict when, if at all, or to what extent, the Company's Internet subscription services will offset such reductions. The Company has provided what it believes are appropriate provisions for returns, in light of its 30-day right of return policy and the transition of its business, but no assurance can be given that the rate of returns will not be higher than the reserved levels.

     SUBSCRIPTION SERVICES. Subscription services increased from $323,000 in the three months ended March 31, 1999 to $903,000 for the same period of 2000 primarily due to the January 25, 2000 launch of WINDOWONWALLSTREET.COM.

     OTHER REVENUES. Other revenues increased 17% from $1.7 million in the three months ended March 31, 1999 to $2.0 million in the comparable period of 2000, primarily due to an increase in minimum royalties under the Company's license agreement with Telerate, Inc., a subsidiary of Bridge Information Systems, Inc.

OPERATING EXPENSES

     COST OF LICENSING FEES AND SERVICES. Cost of licensing fees and services consists primarily of expenses related to the maintenance and support of the Company's server farm, data acquisition and exchange fees, product media, packaging and inventory costs. Cost of licensing fees decreased from $843,000 in the three months ended March 31, 1999 to $812,000 in the comparable period of 2000. Cost of licensing fees and services as a percentage of revenue increased from 8% in the three months ended March 31, 1999 to 10% in the comparable period of 2000, primarily due to increased costs related to the Company's subscription business during the first quarter of 2000. Cost of services related to the Company's subscription business is expected to increase assuming that the Company is successful in continuing to build its subscriber base.

     PRODUCT DEVELOPMENT. Product development expenses include expenses associated with the development of new products and services (including Internet based products and services), enhancements to existing products and services, testing of products and services and the creation of documentation. Such costs consist primarily of personnel costs and depreciation of computer and related equipment and other facilities expenses. Product development expenses increased 53% from $1.2 million in the three months ended March 31, 1999 to $1.8 million in the comparable period of 2000, primarily due to an increase in the number of individuals employed in product development. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company seeks to develop new products and services and enhance existing products and services.

     SALES AND MARKETING. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products, sales commissions, personnel costs for the customer support center and marketing personnel, web site design and administration costs, and shipping expenses. Sales and marketing expenses increased from $4.0 million in the three months ended March 31, 1999 to $7.6 million in the comparable period of 2000, primarily due to increased television advertising, marketing and sales personnel and promotional expenses.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of provision for bad debt, employee-related costs for administrative personnel such as executive, human resources, finance and information technology, as well as professional fees, rent and other facilities expense. General and administrative expenses increased from $2.9 million in the three months ended March 31, 1999 to $3.0 million in the comparable period of 2000. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of provision required for bad debt and the level of hiring of additional personnel to support the expected growth of the Company as it transforms itself from a client software company to an Internet-based trading platform that includes on-line brokerage services.

OTHER INCOME (EXPENSE), NET

     INTEREST EXPENSE. Interest expense of $170,000 during the three months ended March 31, 1999 was primarily due to noncash interest expense associated with the conversion of detachable warrants by the pooled company (Window On WallStreet) into common stock upon non-payment of certain debt with related parties. There was no interest expense in the comparable period of 2000 as the debt of the pooled company was paid off at the time of the merger.

     OTHER INCOME, NET. Other income, net consists primarily of investment income from cash and cash equivalents and marketable securities. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net decreased from $109,000 in the three months ended March 31, 1999 to $34,000 in the comparable period of 1999 due to decreases in cash and cash equivalents and marketable securities.

INCOME TAXES

     The Company recorded a benefit for income taxes of $1.8 million for the three months ended March 31, 2000 as compared to a provision for income taxes of $714,000 for the comparable period of 1999, based upon the effective annual income tax rate. The effective tax rates for three months ended March 31, 2000 and 1999 were 38% and 52%, respectively. The increase during the three months ended March 31, 1999 as compared to the 38.6 % statutory rate is primarily due to an increase in the valuation allowance established at the pooled Company (Window On WallStreet) during 1999 to offset net operating loss carryforwards.

VARIABILITY OF RESULTS

     The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. The Company's quarterly revenues and operating results have varied in the past, and are likely to vary even further from quarter to quarter in the future due to the Company's transition to a new business model. Such fluctuations may result in volatility in the price of the Company's common stock. As budgeted expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management's expectations, then results of operations are likely to be adversely affected because a relatively small amount of the Company's expenses varies with its revenues in the short term. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of releases of new products and services and/or enhancements, increased competition, variations in the revenue mix, and announcements of new products and services and/or enhancements by the Company or its competitors and other factors. Such fluctuations may result in volatility in the price of the Company's common stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company currently anticipates that its available cash resources and cash flows from operations will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for approximately the next 12 months. However, the Company is experiencing a period of net losses which is expected to continue at least through the year 2000. Further, as the Company transitions to its new business model, it may need to raise additional funds in order to execute that transition, support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, to acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities. The Company has also recently substantially increased its rental obligations under real property, facilities and equipment leases. The Company's future liquidity and capital requirements will depend upon numerous factors, including the period of time it takes the Company to execute its transition to its new business model, and customer acceptance thereof, costs and timing of expansion of research and development and marketing efforts and the success of such efforts, the success of the Company's existing and new product and service offerings, and competing technological and market developments. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph, as well as other factors, will impact the Company's future capital requirements and the adequacy of its available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

     There can be no assurance that additional financing (debt or equity), if required, will be available when needed on terms favorable to the Company, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to complete effectively its transition to its new business model, develop or enhance its services and products, take advantage of future opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

     As of March 31, 2000, the Company had cash and cash equivalents of approximately $1.5 million, investments in short term marketable securities of $1.7 million, and working capital of approximately $19.1 million. Marketable securities consist of investment grade municipal bonds maturing, on average, within a year.

     Cash used in operating activities during the three months ended March 31, 2000 totaled approximately $518,000, compared to cash provided by operating activities of approximately $2.0 million in the comparable period of 1999. The decrease in net cash provided by operations in 2000 was primarily due to an increase in net loss during the first quarter of 2000.

     The Company's investing activities used cash of approximately $366,000 and $567,000 in the three months ended March 31, 2000 and 1999, respectively. The principal use of cash in investing activities was primarily for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations.

     The Company's financing activities provided cash of approximately $246,000 and $203,000 in the three months ended March 31, 2000 and 1999, respectively. Cash provided was primarily from the issuance of common stock from the exercise of stock options under the Company's Amended and Restated 1996 Incentive Stock Plan.

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

FORWARD-LOOKING STATEMENTS

    This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, "believes," "plans," "estimates," "expects," "intends," "anticipates," "may," "will," "should," "could," "upcoming," "potential" and similar expressions, if and to the extent used, are intended to identify forward-looking statements. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested herein. Factors that may cause or contribute to such differences include, but are not limited to, the failure to consummate the pending merger with OnlineTrading.com at all (or on a timely basis) due to regulatory issues or other reasons; difficulty integrating the two companies from technology, operational and marketing aspects; potential NASD or other broker-dealer regulatory issues arising from the merger and/or the conduct of a brokerage business focused on active traders; the success (and cost) of new marketing strategies as a result of the merger; the pace of

WindowOnWallStreet.com paid subscriptions decreasing; the Company's ability to continue to effectuate its Internet strategy and to develop and successfully market the products and services described in this report (and the costs associated therewith); their acceptance in the marketplace; technical difficulties or errors in the products and/or services; market pressure to lower substantially or eliminate pricing on the types of Internet subscription services described as a result of such services being provided at low or no additional costs by brokerages, financial institutions and other financial companies to their customers, or for other market reasons; the Company's customer and active prospect base containing a substantially lower number of interested subscribers and/or brokerage clients than the Company anticipates; the Company's future participation in any merger or other strategic alliance; unfavorable critical reviews; increased competition (including product and price competition); the level of market demand for real-time decision support tools, real-time data and/or online brokerage services and/or website services generally; the scalability, performance failures and reliability of the Company's real-time market data network; the entrance of new competitors into the market; timing and significance of additional new product and service introductions by the Company and its competitors; general economic and market factors, including changes in securities and financial markets; the adequacy of working capital, cash flows and available financing to fund the new business model and sustain expected operating losses; as well as those set forth in other sections of this report and the Company's other filings with the Securities and Exchange Commission including, but not limited to, the Company's December 31, 1999 Annual Report on Form 10-K (including in the section titled "Forward Looking Statements; Business Risks" in Item 7 thereof), its registration statement on Form S-4 filed on April 17, 2000, and in the Company's press releases, particularly those released during and subsequent to the 1999 third quarter, any of which could have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(C)      SALES OF UNREGISTERED SECURITIES

         During the three months ended March 31, 2000, the Company issued to 184 employees, options to purchase an aggregate of 562,545 shares of Common Stock pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan (the "Incentive Plan"). All such options vest ratably over a five-year period and are exercisable at prices ranging from $6.38 to $6.63 per share, which was the fair market value of the Company's Common Stock on the respective dates on which the options were granted. The options expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

    All the foregoing options were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. Other than as described above, the Company did not issue or sell any unregistered securities during the first quarter of 2000.

(D)      USE OF PROCEEDS

    The Company effected an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-3207) which was declared effective by the Securities and Exchange Commission on September 30, 1997. For a description of the Company's use of proceeds from such offering, see Item 2(d) in Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 and Item 5 in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

                  27.1     Financial Data Schedule

         (B)      REPORTS ON FORM 8-K

         (i) On January 7, 2000, the Company filed a Current Report on Form 8-K/A, dated January 7, 2000, which amended the Current Report on Form 8-K dated and previously filed on November 8, 1999 to include and incorporate therein Item 7(a) (Financial Statements of Business Acquired) and Item 7(b) (Pro Forma Financial Information).

         (ii) On January 28, 2000, the Company filed a Current Report on Form 8-K, dated January 28, 2000, reporting in Item 5 thereof that the Company entered into an Agreement and Plan of Merger and Reorganization on January 19, 2000 with OnlineTrading.com, under which Omega Research and OnlineTrading.com are proposed to be merged in a 100% stock transaction, and in Item 7 thereof the filing, among other documents, of a copy of the Merger Agreement.

         (iii) On April 28, 2000, the Company filed a Current Report on Form 8-K/A, dated April 28, 2000, which amended the Current Report on Form 8-K dated and previously filed on January 28, 2000 (as noted above) to include therein as part of Item 5 the audited financial statements of OnlineTrading.com as of January 31, 2000 and 1999 and for each of the two years in the period ended January 31, 2000 and unaudited pro forma combined financial statements as of December 31, 1999 giving effect to, and assuming the completion of, the pending merger between the Company and OnlineTrading.com on a pooling-of-interests basis.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OMEGA RESEARCH, INC.
                                  Registrant

MAY 15, 2000                      /S/ GREGG F. STEWART
------------                      ----------------------------------------------
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

                              OMEGA RESEARCH, INC.

                                  EXHIBIT INDEX

EXHIBIT              DOCUMENT
  NO.                DESCRIPTION
-------              -----------
 27.1                Financial Data Schedule