Form 10-Q
period 2000-06-30
OMEGA RESEARCH INC
filed 2000-08-15
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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

Yes  [X]     No [ ]

         As of August 9, 2000 there were 24,592,081 shares of the Registrant's Common Stock outstanding.

                              OMEGA RESEARCH, INC.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets
             June 30, 2000 (unaudited) and December 31, 1999................  3

           Consolidated Statements of Operations
             Three and six months ended June 30, 2000 and 1999 (unaudited)..  4

           Consolidated Statements of Cash Flows
             Six months ended June 30, 2000 and 1999 (unaudited)............  5

           Notes to Consolidated Financial Statements (unaudited)...........  6

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................  9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk....... 16

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds........................ 17

Item 6.    Exhibits and Reports on Form 8-K................................. 17

Signature................................................................... 18

Exhibit Index............................................................... 19

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,        December 31,
                                                                2000              1999
                                                            ------------      ------------
                                                            (unaudited)
                   ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                              $  3,998,678      $  2,175,852
     Marketable securities                                            --         1,695,304
     Accounts receivable, net                                  5,380,688        13,695,059
     Inventory                                                        --            67,371
     Income tax receivable                                     7,964,105           436,106
     Other current assets                                        671,751         1,033,277
     Deferred income taxes                                     5,918,000         9,192,000
                                                            ------------      ------------
         Total current assets                                 23,933,222        28,294,969

PROPERTY AND EQUIPMENT, net                                    2,482,086         2,611,454
OTHER ASSETS                                                   1,411,050           473,344
                                                            ------------      ------------
         Total assets                                       $ 27,826,358      $ 31,379,767
                                                            ============      ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                       $  5,726,214      $  2,786,739
     Accrued expenses                                          2,077,865         1,861,321
     Deferred revenue                                          1,056,530         1,256,824
                                                            ------------      ------------
         Total current liabilities                             8,860,609         5,904,884
                                                            ------------      ------------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 25,000,000
         shares authorized, none issued and outstanding               --                --
     Common stock, $.01 par value; 100,000,000
         shares authorized, 24,589,891 and 24,475,104
         issued and outstanding at June 30, 2000 and
         December 31, 1999, respectively                         245,899           244,751
     Additional paid-in capital                               26,956,211        26,560,893
     Accumulated deficit                                      (8,236,361)       (1,330,761)
                                                            ------------      ------------
         Total shareholders' equity                           18,965,749        25,474,883
                                                            ------------      ------------
         Total liabilities and shareholders' equity         $ 27,826,358      $ 31,379,767
                                                            ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                             June 30,
                                               ------------------------------      ------------------------------
                                                   2000              1999              2000              1999
                                               ------------      ------------      ------------      ------------
NET REVENUES:
     Subscription services                     $  2,007,791      $    385,631      $  2,910,625      $    708,535
     Licensing fees                                 531,051         8,779,954         6,078,347        17,225,414
     Other revenues                               2,818,565         2,458,450         4,769,010         4,125,470
                                               ------------      ------------      ------------      ------------
         Total net revenues                       5,357,407        11,624,035        13,757,982        22,059,419
                                               ------------      ------------      ------------      ------------
OPERATING EXPENSES:
     Cost of subscription services                1,031,701           262,502         1,571,075           515,791
     Cost of licensing fees                         190,403           575,265           462,698         1,164,764
     Product development                          2,025,278         1,261,963         3,852,781         2,454,610
     Sales and marketing                          6,038,126         4,830,923        13,610,986         8,898,264
     General and administrative                   2,480,811         3,029,560         5,477,022         5,936,719
                                               ------------      ------------      ------------      ------------
         Total operating expenses                11,766,319         9,960,213        24,974,562        18,970,148
                                               ------------      ------------      ------------      ------------
         (Loss) income from operations           (6,408,912)        1,663,822       (11,216,580)        3,089,271
                                               ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE), net:
     Interest expense                                    --          (971,058)               --        (1,141,552)
     Other income, net                               22,638           151,530            56,980           260,676
                                               ------------      ------------      ------------      ------------
         Total other income (expense), net           22,638          (819,528)           56,980          (880,876)
                                               ------------      ------------      ------------      ------------
         (Loss) income before income taxes       (6,386,274)          844,294       (11,159,600)        2,208,395

INCOME TAX (BENEFIT) PROVISION                   (2,442,000)        1,026,000        (4,254,000)        1,740,000
                                               ------------      ------------      ------------      ------------
         Net (loss) income                     $ (3,944,274)     $   (181,706)     $ (6,905,600)     $    468,395
                                               ============      ============      ============      ============
(LOSS) EARNINGS PER SHARE (Note 4):
Basic and Diluted                              $      (0.16)     $      (0.01)     $      (0.28)     $       0.02
                                               ============      ============      ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Six Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                     2000             1999
                                                                  -----------      -----------
                                                                  (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
     Net (loss) income                                            $(6,905,600)     $   468,395
     Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
        Depreciation and amortization                                 698,017          481,925
        Provision for doubtful accounts                             1,586,000        2,394,941
        Compensation expense on stock option grants                    76,839           77,712
        Stock issued by pooled company in
        conjunction with loan                                              --          950,766
        Deferred income tax provision (benefit)                     3,274,000       (3,945,000)
        (Increase) decrease in:
           Accounts receivable                                      6,728,371       (5,952,561)
           Inventory                                                   67,371          241,635
           Other current assets                                       361,526          217,240
           Other assets                                              (981,193)        (179,808)
           Income tax receivable                                   (7,527,999)              --
        Increase (decrease) in:
         Accounts payable                                           2,939,475          817,713
         Accrued expenses                                             216,544          521,031
         Deferred revenue                                            (200,294)       1,281,599
         Income taxes payable                                              --        1,785,260
                                                                  -----------      -----------
           Net cash provided by (used in) operating activities        333,057         (839,152)
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                            (525,162)        (844,176)
     Redemption of/proceeds from maturity of
       marketable securities                                        1,695,304          251,645
     Acquisition of data rights and customer lists                         --          (85,000)
                                                                  -----------      -----------
           Net cash provided by (used in) investing activities      1,170,142         (677,531)
                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                      319,627          349,247
     Proceeds from borrowings of debt                                      --          654,724
                                                                  -----------      -----------
           Net cash provided by financing activities                  319,627        1,003,971
                                                                  -----------      -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                  1,822,826         (512,712)

CASH AND CASH EQUIVALENTS, beginning of period                      2,175,852        7,649,771
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                          $ 3,998,678      $ 7,137,059
                                                                  ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                          $        --      $        --
                                                                  ===========      ===========
  Cash paid for income taxes                                      $        --      $ 3,900,000
                                                                  ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (All notes and related disclosures applicable to the three and six month periods ended June 30, 2000 and 1999 are unaudited)

         The accompanying financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K of Omega Research, Inc. (the "Company" or "Omega Research") for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999 have been made. Certain amounts included in the prior year's consolidated financial statements have been reclassified to conform to the current year's presentation. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows which may be reported for the year or for any subsequent period.

         In connection with the review by the Staff of the Securities and Exchange Commission ("SEC") of the Form S-4 registration statement, as amended, filed in connection with the Company's pending merger with OnlineTrading.com, the SEC has advised the Company that it disagrees with the timing of when the Company recognizes licensing fee revenue derived from the sales of its legacy client software. The Company continues to have on-going discussions with the SEC and a final resolution is expected shortly. It is uncertain at this time what the ultimate outcome of these discussions will be. If the Company were to change the time at which its legacy client software licensing fee revenue has been recognized, the overall net results recorded by the Company over time would not be affected, but the timing difference would lead to variations, on a period by period basis, in the Company's historical financial results as previously reported. In particular, if any change is made, and depending on the exact outcome of the Company's discussions with the SEC, the results reported in this report for the first six months of 2000 could improve by up to $.21 per share (revenues would increase, bad debt expense and losses would decrease); the loss per share in 1999 could decrease by up to $.01 per share or increase by up to $.08 per share; the loss per share in 1998 could decrease by up to $.02 per share or increase by up to $.04 per share; and earnings per share in 1997 could remain unchanged or decrease by up to $.15 per share. It is important to note that, if any change is made, quarterly results would vary materially. These discussions with the SEC only impact licensing fee revenue recognized on the sale of the Company's legacy client software and do not impact revenue recognition for the Internet subscription services or other revenues that currently constitute substantially all of the Company's business or any of the Company's planned service offerings that are expected to generate a majority of its revenues in the future.

1. Accounts Receivable

         Accounts receivable are principally from individuals and distributors of the Company's products. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $7.9 million and $6.3 million at June 30, 2000 and December 31, 1999, respectively, and allowances for potential returns of approximately $5.0 million and $23.2 million at June 30, 2000 and December 31, 1999, respectively.

2. Restricted Cash

         Cash and cash equivalents at June 30, 2000 include $510,000 of restricted cash held in trust for a credit card clearing agreement and a stand-by letter of credit securing an equipment lease. There was no restricted cash as of December 31, 1999.

3. Deferred Revenue

         Deferred revenue is comprised of deferrals for (i) payments received in advance of service provided or bundled with client software purchases, (ii) licensing fees revenue for which amounts are not due within the next twelve months and (iii) registration fees and sponsorship and exhibitor deposits for OmegaWorld, the Company's annual conference which is designed to highlight the benefits of trading strategy development and held during the second quarter of each year. Deferred revenue consists of the following as of June 30, 2000 and December 31, 1999:

                                            June 30,     December 31,
                                              2000           1999
                                           ----------    ------------
Subscription services revenue              $1,028,530     $  290,300
Licensing fees revenue                         28,000        842,000
OmegaWorld                                         --        124,524
                                           ----------     ----------
                                           $1,056,530     $1,256,824
                                           ==========     ==========

4. (Loss) Earnings Per Share

         Weighted average shares outstanding for the three and six month periods ended June 30, 2000 and 1999 are calculated as follows:

                                                 Three Months Ended             Six Months Ended
                                                       June 30,                      June 30,
                                              -------------------------     -------------------------
                                                 2000           1999           2000           1999
                                              ----------     ----------     ----------     ----------
Weighted average shares                       24,567,668     24,246,502     24,554,362     24,145,042
  outstanding (basic)
Impact of dilutive options after applying
  the treasury stock method                           --             --             --      2,207,403
                                              ----------     ----------     ----------     ----------
Weighted average shares
   outstanding (diluted)                      24,567,668     24,246,502     24,554,362     26,352,445
                                              ----------     ----------     ----------     ----------
Options outstanding which are not
   included in the calculation of diluted
  (loss) earnings per share because their
  impact is antidilutive                       4,344,829      3,351,033      4,344,829        122,435
                                              ==========     ==========     ==========     ==========

5. Comprehensive Income

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

6. Business Combinations

         Effective October 26, 1999, the Company acquired Window On WallStreet Inc. ("Window On WallStreet"), a provider of Internet-based streaming real-time market data and a developer of client software and on-line trading strategy tools. Under the terms of the merger agreement, Window On WallStreet shareholders received 1,999,995 newly issued shares of the Company's common stock for all of the issued and outstanding shares of Window On WallStreet's common stock. In addition, the Company (i) repaid in accordance with its terms approximately $4.1 million of debt and (ii) assumed all outstanding stock options to purchase Window On WallStreet common stock which, based on an exchange ratio of 0.210974, were exercisable for an aggregate of 182,529 shares of the Company's common stock.

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

         Pursuant to an Agreement and Plan of Merger and Reorganization, as amended (the "Merger Agreement"), and subject to closing, a newly-formed holding company named TradeStation Group, Inc. (f/k/a OnlineTrading.com Group, Inc.) ("TradeStation Group") will own 100% of the issued and outstanding capital stock of Omega Research (which, upon consummation of the merger, is to be renamed TradeStation

Technologies, Inc.) and OnlineTrading.com (which, as soon as practicable after the consummation of the merger, is to be renamed TradeStation Securities, Inc.). Upon completion of the merger, as a result of share exchanges between TradeStation Group and each of Omega Research and OnlineTrading.com, and the listing of TradeStation Group shares, TradeStation Group will be the sole publicly-traded company in the group with its outstanding shares of common stock listed on The Nasdaq National Market. TradeStation Group will initially be owned between 62% and approximately 57% (on a fully diluted basis) by Omega Research's shareholders and between 38% and approximately 43% (on a fully diluted basis) by OnlineTrading.com's shareholders. The precise percentages will be determined by the formula set forth in the Merger Agreement. Closing of the Merger Agreement is conditioned upon and subject to the effectiveness of a registration statement on Form S-4, originally filed with the Securities and Exchange Commission ("SEC") on April 17, 2000, as amended, the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of other conditions precedent. The financial statements herein have not been restated to give effect to this pending merger as it has not yet been closed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes to Consolidated Financial Statements contained herein. The results of operations for an interim period may not give a true indication of results for the year, or for any subsequent period.

RECENT DEVELOPMENTS

         On January 19, 2000, the Company signed a definitive, 100% share-exchange merger agreement (the "Merger Agreement") with onlinetradinginc.com corp. ("OnlineTrading.com"), an online broker. OnlineTrading.com provides order execution technology that directly accesses electronic communications networks ("ECN's"), and electronically-centered exchanges and market makers, in order to provide OnlineTrading.com's customers with prompt and efficient order execution that avoids traditional market maker participation and brokerage order-flow arrangements. Closing of the Merger Agreement is conditioned upon and subject to the effectiveness of a registration statement on Form S-4, originally filed with the SEC on April 17, 2000, as amended, the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of other conditions precedent.

         In connection with the review by the Staff of the SEC of the Form S-4 registration statement, as amended, filed in connection with the Company's pending merger with OnlineTrading.com, the SEC has advised the Company that it disagrees with the timing of when the Company recognizes licensing fee revenue derived from the sales of its legacy client software. The Company continues to have on-going discussions with the SEC and a final resolution is expected shortly. It is uncertain at this time what the ultimate outcome of these discussions will be. If the Company were to change the time at which its legacy client software licensing fee revenue has been recognized, the overall net results recorded by the Company over time would not be affected, but the timing difference would lead to variations, on a period by period basis, in the Company's historical financial results as previously reported. In particular, if any change is made, and depending on the exact outcome of the Company's discussions with the SEC, the results reported in this report for the first six months of 2000 could improve by up to $.21 per share (revenues would increase and bad debt expense and losses would decrease); the loss per share in 1999 could decrease by up to $.01 per share or increase by up to $.08 per share; the loss per share in 1998 could decrease by up to $.02 per share or increase by up to $.04 per share; and earnings per share in 1997 could remain unchanged or decrease by up to $.15 per share. It is important to note that, if any change is made, quarterly results would vary materially. These discussions with the SEC only impact licensing fee revenue recognized on the sale of the Company's legacy client software and do not impact revenue recognition for the Internet subscription services or other revenues that currently constitute substantially all of the Company's business or any of the Company's planned service offerings that are expected to generate a majority of its revenues in the future.

         The Company is in the process of changing its business model. The Company has taken steps, one of which is the pending merger with OnlineTrading.com, to transform itself from a trading strategy client software company to one that includes an on-line brokerage firm - a company which intends to provide to active traders a trading platform that incorporates and seamlessly integrates powerful trading strategy tools, historical and streaming real-time market data and news, and high-speed access directly to an electronic order execution system. The Company's historical business model has consisted of sales of client software products, payment for which is committed to in full by the customer at the time of sale. Under the new business model, the Company will seek to derive recurring revenues from customers by offering monthly subscription services for trading strategy tools integrated with streaming real-time market data and news for which a monthly fee is payable, and by offering through OnlineTrading.com (subject to completion of the merger) on-line brokerage services for which commissions are payable. The Company believes that it will be able to leverage its historical success in selling trading strategy tools to build a subscriber base of active traders that will, assuming completion of the merger, use the on-line brokerage services of OnlineTrading.com or, at a minimum, its trading strategy subscription services.

         As a result of the change in the business model, the Company's licensing fee revenues have substantially decreased and will continue to decrease as the Company focuses its efforts on promoting its Internet subscription services such as WindowOnWallStreet.com, and it is difficult to predict when, if at all, or to what extent, the Company's Internet subscription services will offset such reductions. As a result, the Company expects to incur net losses through the year 2000. See "Liquidity and Capital Resources" below.

         On January 25, 2000, the Company launched WindowOnWallStreet.com, its first Internet subscription service. WindowOnWallStreet.com offers streaming real-time charts, quotes and news powered by some of the Company's trading tools. On February 29, 2000, the Company announced that it was accelerating its transition to its new business model by focusing its marketing efforts and resources on WindowOnWallStreet.com (as opposed to its client software products, from which, through 1999, substantially all of the Company's licensing fees were derived). The Company discontinued all advertising for its client software products at the end of May 2000.

         It should be noted that the results of operations and liquidity and capital resources discussions below do not give effect to the pending merger with OnlineTrading.com. See Item 6(b) in Part II of this report for the current report on Form 8-K filed by the Company with respect to the pending merger with OnlineTrading.com.

RESULTS OF OPERATIONS

         The following table presents, for the periods indicated, certain items in the Company's statements of operations reflected as a percentage of total net revenues:

                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                 June 30,
                                            -------------------------------           ----------------------------
                                                 2000              1999                    2000             1999
                                            --------------    -------------           -------------     ----------
NET REVENUES:
   Subscription services                           37.5  %            3.3 %                  21.1  %           3.2 %
   Licensing fees                                   9.9              75.5                    44.2             78.1
   Other revenues                                  52.6              21.2                    34.7             18.7
                                            -----------       -----------             -----------       ----------
       Total net revenues                         100.0             100.0                   100.0            100.0
                                            -----------       -----------             -----------       ----------
OPERATING EXPENSES:
   Cost of subscription services                   19.3               2.2                    11.4              2.3
   Cost of licensing fees                           3.5               4.9                     3.4              5.3
   Product development                             37.8              10.9                    28.0             11.1
   Sales and marketing                            112.7              41.6                    98.9             40.4
   General and administrative                      46.3              26.1                    39.8             26.9
                                            -----------       -----------             -----------       ----------
       Total operating expenses                   219.6              85.7                   181.5             86.0
                                            -----------       -----------             -----------       ----------
       (Loss) income from operations             (119.6) %           14.3 %                 (81.5) %          14.0 %
                                            ------------      -----------             ------------      -----------

Quarters Ended June 30, 2000 and 1999

Net Revenues

         Total Net Revenues. The Company's total net revenues decreased from $11.6 million in the three months ended June 30, 1999 to $5.4 million in the comparable period of 2000.

         Subscription Services. Subscription services increased 421% from $386,000 in the three months ended June 30, 1999 to $2.0 million for the same period of 2000 primarily due to the January 25, 2000 launch of WindowOnWallStreet.com.

         Licensing Fees. Licensing fees decreased from $8.8 million in the three months ended June 30, 1999 to $531,000 in the comparable period of 2000 due to a decrease in sales of the Company's client software products related to the transition to the Company's subscription revenue model. Licensing fees are expected to continue to decrease as the Company focuses its efforts on promoting its Internet subscription services such as WindowOnWallStreet.com, and it is difficult to predict when, if at all, or to what extent, the Company's Internet subscription services will offset such reductions. The Company has provided what it believes are appropriate provisions for returns, in light of its 30-day right of return policy and the transition to its new subscription revenue model, but no assurance can be given that the rate of returns will not be higher than the reserved levels.

         Other Revenues. Other revenues increased 15% from $2.5 million in the three months ended June 30, 1999 to $2.8 million in the comparable period of 2000, primarily due to an increase in minimum royalties under the Company's license agreement with Telerate, Inc., a subsidiary of Bridge Information Systems, Inc. ("Bridge Telerate") offset by decreases in end-of-day data vendor royalties and revenues generated from OmegaWorld, the Company's annual conference.

Operating Expenses

         Cost of Subscription Services. Cost of subscription services consists primarily of expenses related to the operation, maintenance and support of the Company's server farm, and data distribution and exchange fees. Cost of subscription services increased from $263,000 in the three months ended June 30, 1999 to $1.0 million in the comparable period of 2000. Cost of subscription services as a percentage of subscription services revenue decreased from 68% in the three months ended June 30, 1999 to 51% in the comparable period of 2000 due to a higher number of subscriptions. Cost of services related to the Company's subscription services is expected to increase assuming that the Company is successful in continuing to build its subscriber base.

         Cost of Licensing Fees. Cost of licensing fees consists primarily of product media, packaging and inventory costs. Cost of licensing fees decreased from $575,000 in the three months ended June 30, 1999 to $190,000 in the comparable period of 2000. Cost of licensing fees as a percentage of licensing fee revenue increased from 7% in the three months ended June 30, 1999 to 36% in the comparable period of 2000, primarily due to the write-down of remaining client software inventory and lower licensing fee revenues during the second quarter of 2000.

         Product Development. Product development expenses include expenses associated with the development of new products and services (including Internet based products and services), enhancements to existing products and services, testing of products and services and the creation of documentation. Such costs consist primarily of personnel costs and depreciation of computer and related equipment and other facilities expenses. Product development expenses increased 60% from $1.3 million in the three months ended June 30, 1999 to $2.0 million in the comparable period of 2000, primarily due to an increase in the number of individuals employed in product development. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company seeks to develop new products and services and enhance existing products and services, including completion of the development of TradeStation.com and integration of TradeStation.com with direct access order execution technology.

         Sales and Marketing. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products, sales commissions, personnel costs for the customer support center and marketing personnel, web site design and administration costs, and shipping expenses. Sales and marketing expenses increased from $4.8 million in the three months ended June 30, 1999 to $6.0 million in the comparable period of 2000, primarily due to increased advertising and promotional expenses of $1.4 million (primarily television advertising) and, to a lesser extent, increased OmegaWorld expenses, offset by decreased personnel costs related to the restructuring of the Company's sales team at the end of the first quarter of 2000 and travel costs related to the Company's discontinued seminars. The Company continues to evaluate its level of advertising expenditures on a quarterly basis. During the third quarter of 2000, the Company anticipates a reduction in advertising expense as compared to the quarter ended June 30, 2000, and it is not known what impact, if any, such reduction will have on its subscription services revenue.

         General and Administrative. General and administrative expenses consist primarily of provision for bad debt, employee-related costs for administrative personnel such as executive, human resources, finance and information technology, as well as consulting and professional fees, rent and other facilities expenses. General and administrative expenses decreased from $3.0 million in the three months ended June 30, 1999 to $2.5 million in the comparable period of 2000, primarily as a result of decreased provision for bad debt of $919,000 offset by increased facility expenses, consulting and professional fees and travel costs. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of provision required for bad debt and the level of hiring of additional personnel to support the expected growth of the Company as it transforms itself from a client software company to an Internet-based trading platform that includes on-line brokerage services.

Other Income (Expense), Net

         Interest Expense. Interest expense of $971,000 during the three months ended June 30, 1999 was primarily due to noncash interest expense associated with the conversion of detachable warrants by the pooled company (Window On WallStreet) into common stock upon non-payment of certain debt with related parties. There was no interest expense in the comparable period of 2000 as the debt of the pooled company was paid off at the time of the merger.

         Other Income, net. Other income, net consists primarily of investment income from cash and cash equivalents and marketable securities. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net decreased from $152,000 in the three months ended June 30, 1999 to $23,000 in the comparable period of 2000 due to decreases in cash and cash equivalents and marketable securities.

Income Taxes

         The Company recorded a benefit for income taxes of $2.4 million for the three months ended June 30, 2000 as compared to a provision for income taxes of $1.0 million for the comparable period of 1999, computed using the effective annual income tax rate. The effective tax rates for the three months ended June 30, 2000 and 1999 were 38% and 122%, respectively. The increase during the three months ended June 30, 1999 as compared to the 38.6% statutory rate is primarily due to an increase in the valuation allowance established at the pooled company (Window On WallStreet) during 1999 to offset net operating loss carryforwards.

Six Months Ended June 30, 2000 and 1999

Net Revenues

         Total Net Revenues. The Company's total net revenues decreased from $22.1 million in the six months ended June 30, 1999 to $13.8 million in the comparable period of 2000.

         Subscription Services. Subscription services increased 311% from $709,000 in the six months ended June 30, 1999 to $2.9 million for the same period of 2000 primarily due to the January 25, 2000 launch of WindowOnWallStreet.com.

         Licensing Fees. Licensing fees decreased from $17.2 million in the six months ended June 30, 1999 to $6.1 million in the comparable period of 2000 due to a decrease in sales of the Company's client software products related to the transition to the Company's subscription revenue model. Licensing fees are expected to continue to decrease as the Company focuses its efforts on promoting its Internet subscription services such as WindowOnWallStreet.com and it is difficult to predict when, if at all, or to what extent, the Company's Internet subscription services will offset such reductions. The Company has provided what it believes are appropriate provisions for returns, in light of its 30-day right of return policy and the transition to the Company's subscription revenue model, but no assurance can be given that the rate of returns will not be higher than the reserved levels.

         Other Revenues. Other revenues increased 16% from $4.1 million in the six months ended June 30, 1999 to $4.8 million in the comparable period of 2000, primarily due to an increase in minimum royalties under the Company's license agreement with Bridge Telerate, offset by decreases in end-of-day data vendor royalties and revenues generated from OmegaWorld.

Operating Expenses

         Cost of Subscription Services. Cost of subscription services increased from $516,000 in the six months ended June 30, 1999 to $1.6 million in the comparable period of 2000. Cost of subscription services as a percentage of subscription services revenue decreased from 73% in the six months ended June 30, 1999 to 54% in the comparable period of 2000 due to a higher number of subscriptions. Cost of services related to the

Company's subscription services is expected to increase assuming that the Company is successful in continuing to build its subscriber base.

         Cost of Licensing Fees. Cost of licensing fees decreased from $1.2 million in the six months ended June 30, 1999 to $463,000 in the comparable period of 2000. Cost of licensing fees as a percentage of licensing fee revenue increased from 7% in the three months ended June 30, 1999 to 8% in the comparable period of 2000.

         Product Development. Product development expenses increased 57% from $2.5 million in the six months ended June 30, 1999 to $3.9 million in the comparable period of 2000, primarily due to an increase in the number of individuals employed in product development and increased facility expenses and consulting fees. The Company anticipates that the absolute dollar amount of product development expenses will increase for the foreseeable future as the Company seeks to develop new products and services and enhance existing products and services, including completion of the development of TradeStation.com and integration of TradeStation.com with direct access order execution technology.

         Sales and Marketing. Sales and marketing expenses increased from $8.9 million in the six months ended June 30, 1999 to $13.6 million in the comparable period of 2000, primarily due to increased advertising of $3.6 million (primarily television advertising), personnel and related expenses of $635,000 (related to the first quarter of 2000) and, to a lesser extent, increased OmegaWorld expenses.

         General and Administrative. General and administrative expenses decreased from $5.9 million in the six months ended June 30, 1999 to $5.5 million in the comparable period of 2000, primarily due to decreased provision for bad debt of $809,000, offset by increased facility costs. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of provision required for bad debt and the level of hiring of additional personnel to support the expected growth of the Company as it transforms itself from a client software company to an Internet-based trading platform that includes on-line brokerage services.

Other Income (Expense), Net

         Interest Expense. Interest expense of $1.1 million during the six months ended June 30, 1999 was primarily due to noncash interest expense associated with the conversion of detachable warrants by the pooled company (Window On WallStreet) into common stock upon non-payment of certain debt with related parties. There was no interest expense in the comparable period of 2000 as the debt of the pooled company was paid off at the time of the merger.

         Other Income, net. Other income, net consists primarily of investment income from cash and cash equivalents and marketable securities. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net decreased from $261,000 in the six months ended June 30, 1999 to $57,000 in the comparable period of 2000 due to decreases in cash and cash equivalents and marketable securities.

Income Taxes

         The Company recorded a benefit for income taxes of $4.3 million for the six months ended June 30, 2000 as compared to a provision for income taxes of $1.7 million for the comparable period of 1999, computed using the effective annual income tax rate. The effective tax rates for the six months ended June 30, 2000 and 1999 were 38% and 79%, respectively. The increase during the six months ended June 30, 1999 as compared to the 38.6% statutory rate is primarily due to an increase in the valuation allowance established at the pooled company (Window On WallStreet) during 1999 to offset net operating loss carryforwards.

Variability of Results

         The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. The Company's quarterly revenues and operating results have varied in the past, and are likely to vary even further from quarter to quarter in the future due to the Company's transition to its new business and revenue models. Such fluctuations may result in volatility in the price of the Company's common stock. As budgeted expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management's expectations, then results of operations are likely to be adversely affected because a relatively small amount of the Company's expenses varies with its revenues in the short term. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of releases of new products and services and/or enhancements, increased competition, variations in the revenue mix, and announcements of new products and services and/or enhancements by the Company or its competitors and other factors. Such fluctuations may result in volatility in the price of the Company's common stock.

Liquidity and Capital Resources

         The Company believes that, after giving effect to the pending merger with OnlineTrading.com, it will have cash resources and cash flows from operations sufficient to meet currently anticipated working capital and capital expenditure requirements for at least the next 12 months. The merger has already been approved, through agreements with each company's affiliated shareholders, by a majority of the outstanding shares of each company, and has received regulatory approval from the NASD. Closing of the merger is expected by the end of September 2000. The combined cash, cash equivalents and marketable securities of the companies as of June 30, 2000 are approximately $19.0 million (approximately $4.0 million from the Company and approximately $15.0 million from OnlineTrading.com). In addition, the Company has an income tax receivable of $8.0 million as of June 30, 2000 related to carry-back claims for prior periods, as well as more than $5.0 million of client software net accounts receivable collectible in the next twelve months.

         The Company is experiencing a period of net losses which is expected to continue at least through the year 2000. As the Company transitions to its new business model, it may need to raise additional funds in order to execute that transition (including the completion of the development and integration of TradeStation.com and order execution technology), support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities. The Company's future liquidity and capital requirements will depend upon numerous factors, including the period of time it takes the Company to close the merger and to execute its transition to its new business model, and customer acceptance thereof, costs and timing of expansion of research and development and marketing efforts and the success of such efforts, the success of the Company's existing and new product and service offerings, and competing technological and market developments. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph, as well as other factors, will impact the Company's future capital requirements and the adequacy of its available funds. See "Forward-Looking Statements" below.

         Given the regulatory approval of the merger by the NASD and the contractually-promised approval by the requisite shareholders, the Company does not believe that the merger will not close or that the closing will be substantially delayed. However, in the event this should occur and/or the Company's available cash and cash equivalents are depleted sooner than expected, the Company would likely reposition and restructure its business strategies as necessary, such as appropriate marketing, sales and general and administrative cost reductions and appropriate shifts of focus on its available product and service offerings, and explore possible debt and/or equity financing arrangements. These matters have, as a contingency plan, been preliminarily explored, and the Company is reasonably comfortable that, in the event of substantial delay, or failure, to close the merger and/or the depletion of its current available cash and cash equivalents sooner than expected, the Company should have cash resources sufficient to meet currently anticipated working capital and capital expenditure requirements for approximately the next twelve months.

         There can be no assurance that additional financing (debt or equity), if or to the extent required, will be available when needed on terms favorable to the Company, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to complete effectively its transition to its new business model, develop or enhance its services and products, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. See also "Forward-Looking Statements" below.

         As of June 30, 2000, the Company had cash and cash equivalents of approximately $4.0 million, with working capital of approximately $15.1 million.

         Cash provided by operating activities during the six months ended June 30, 2000 totaled approximately $333,000, compared to cash used in operating activities of approximately $839,000 in the comparable period of 1999. The increase in net cash provided by operations in 2000 was primarily due to decreases in accounts receivable and increases in accounts payable and accrued expenses offset by net losses and increases in income tax assets during the six months ended June 30, 2000.

         The Company's investing activities provided cash of approximately $1.2 million during the six months ended June 30, 2000 compared to cash used in investing activities of approximately $678,000 in the comparable period of 1999. Cash was provided from the redemption or maturity of marketable securities offset by capital expenditures related to the acquisition of computers and related equipment and software required to support the transition by the Company into its new business model.

         The Company's financing activities provided cash of approximately $320,000 and $1.0 million in the six months ended June 30, 2000 and 1999, respectively. Cash provided was from the issuance of common stock upon the exercise of stock options under the Company's Amended and Restated 1996 Incentive Stock Plan during 1999 and 2000 and also from related party borrowings at WindowOnWallstreet of $655,000 during the first six months of 1999.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company will be required to adopt SAB 101 by the fourth quarter of 2000. The Company has not completed its determination of the impact of the adoption of SAB 101 on its consolidated financial position or results of operations.

         In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs, which applies to all web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Accordingly, certain web site development costs that are currently expensed as incurred may be capitalized and amortized. The adoption of Issue No. 00-2 is not expected to have a material impact on the financial statements of the Company.

Year 2000 Compliance

         The Company has not encountered any material difficulties with respect to Year 2000 compliance issues with respect to the 2000i versions of its products or WindowOnWallStreet.com, or any of its Year 2000 solutions offered to customers relating to prior product versions. In addition, the Company has not encountered any material difficulties with respect to Year 2000 compliance issues with respect to its customer integrated support and general ledger system, its telephone system, or any vendor products or services.

Forward-Looking Statements

         This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements (including, without limitation, those related to the Company's on-going discussions with the SEC regarding the timing of the Company's recognition of revenue from its licensing fees) are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, "believes," "plans," "estimates," "expects," "intends," "anticipates," "may," "will," "should," "could," "upcoming," "potential" and similar expressions, if and to the extent used, are intended to identify forward-looking statements. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested herein. Factors that may cause or contribute to such differences include, but are not limited to, the Company being required to change the method used by the Company to recognize licensing fee revenue from the sale of its legacy client software upon completion of its discussions with the SEC and the extent of such change, which would impact the timing of the Company's recognition of historical revenue and, in certain periods, materially and, accordingly, may require the restatement of its financial statements; in the event of such restatement of its financial statements, the actual changes in the revenue recognized and its earnings or losses for each historical period may be different (and possibly materially) from any estimates set forth in this report based upon the exact outcome of the Company's discussion with the SEC as well as the final determination of such amounts upon audit or otherwise; the failure to consummate the pending merger with OnlineTrading.com at all (or on a timely basis) due to regulatory issues or other reasons; the adequacy of working capital, cash flows and available or adequate financing to fund the new business model and sustain expected operating losses; delays in the contemplated time period for the Company to complete its transition to the new business model; difficulty integrating the Company and OnlineTrading.com from technology, operational and marketing aspects; potential NASD or other broker-dealer regulatory issues arising from the merger and/or the conduct of a brokerage business focused on active traders; the success (and cost) of new marketing strategies as a result of the merger; the pace of WindowOnWallStreet.com paid subscriptions decreasing; the Company's ability to continue to effectuate its Internet strategy and to develop and successfully market the products and services described in this report (and the costs associated therewith) and their acceptance in the marketplace; technical difficulties or errors in the products and/or services; market pressure to lower substantially or eliminate pricing on the types of Internet subscription services described as a result of such services being provided at low or no additional costs by brokerages, financial institutions and other financial companies to their customers, or for other market reasons; the Company's customer and active prospect base containing a substantially lower number of interested subscribers and/or brokerage clients than the Company anticipates; the Company's future participation in any merger or other strategic alliance; unfavorable critical reviews; increased competition (including product and price competition); the level of market demand for real-time decision support tools, real-time data and/or online brokerage services and/or website services generally; the scalability, performance failures and reliability of the Company's real-time market data network; the entrance of new competitors into the market; timing and significance of additional new product and service introductions by the Company and its competitors; general economic and market factors, including changes in securities and financial markets; and other risks and uncertainties indicated from time to time; as well as those set forth in other sections of this report and the Company's other filings with the SEC including, but not limited to, the Company's December 31, 1999 Annual Report on Form 10-K (including in the section titled "Forward Looking Statements; Business Risks" in Item 7 thereof), its registration statement on Form S-4 originally filed on April 17, 2000, as amended, and in the Company's press releases, particularly those released during and subsequent to the 1999 third quarter, any of which could have a material adverse effect on the results of operations and financial condition of the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                                            PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Sales of Unregistered Securities

         During the three months ended June 30, 2000, the Company issued to 55 employees options to purchase an aggregate of 321,750 shares of Common Stock pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan (the "Incentive Plan"). All such options vest ratably over a five-year period and are exercisable at prices ranging from $2.72 to $4.69 per share, which were the respective fair market values of the Company's Common Stock on the respective dates on which the options were granted. The options expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

         All the foregoing options were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. Other than as described above, the Company did not issue or sell any unregistered securities during the second quarter of 2000.

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

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

             27.1     Financial Data Schedule

(b)          Reports on Form 8-K

         On April 28, 2000, the Company filed a Current Report on Form 8-K/A, dated April 28, 2000, which amended the Current Report on Form 8-K dated and previously filed on January 28, 2000 (which reported the Company entering into the Merger Agreement with OnlineTrading.com) to include therein as part of Item 5 the audited financial statements of OnlineTrading.com as of January 31, 2000 and 1999 and for each of the two years in the period ended January 31, 2000 and unaudited pro forma combined financial statements as of December 31, 1999 giving effect to, and assuming the completion of, the pending merger between the Company and OnlineTrading.com on a pooling-of-interests basis.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  OMEGA RESEARCH, INC.
                                  Registrant

August 14, 2000                   /s/ Gregg F. Stewart
---------------                   --------------------
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