Form 10-K405/A
period 1999-12-31
OMEGA RESEARCH INC
filed 2000-11-14
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

The undersigned Registrant hereby amends the items, financial statements and other portions of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth below.


                              LIST OF ITEMS AMENDED

Item                                                                        Page
----                                                                        ----

                                     Part II

   6.    Selected Financial Data                                             3
   7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         4
   8.    Financial Statements and Supplementary Data                        25

                                     Part IV

  14.(a) Exhibits, Financial Statement Schedules, and Reports on Form 8-K   25


                               TEXT OF AMENDMENTS


Each of the above listed Items is hereby amended by deleting the Item in its entirety and replacing it with the respective Item included hereinafter and filed herewith.

Subsequent to the filing of Omega Research, Inc.'s Consolidated Financial Statements for each of the three years ended December 31, 1999 on Form 10-K and in connection with its review of a registration statement on Form S-4 related to the proposed merger with onlinetradinginc.com corp. ("OnlineTrading.com") (see
Note 15 of Notes to Consolidated Financial Statements elsewhere in this report), the Staff of the Securities and Exchange Commission ("SEC") expressed concern about the method of accounting for revenue recognition of licensing fees used by Omega Research, Inc. (the "Registrant" or the "Company") and its method of accounting for the acquisition of Window On WallStreet Inc. ("Window On WallStreet"). As a result of consultation with the Staff of the SEC, the Company restated certain of its annual and quarterly financial statements as discussed below.

As a result of the restatement, (i) beginning in 1999, revenues with respect to the Company's sales of its 2000i products are recognized on an as due basis in accordance with the payment terms of the sales; and (ii) the Company's October 1999 merger with Window On WallStreet was accounted for under the purchase method of accounting.

Accordingly, the purpose of this amendment is to restate the Company's historical consolidated financial statements to reflect these changes. The Company is amending and restating only those items of its Form 10-K that are affected by the restatement adjustments listed above. The Form 10-K still speaks as of December 31, 1999 (except as otherwise expressly noted therein or herein), and the items herein have been modified or updated as required to reflect the effects of the restatement adjustments to the consolidated financial statements.

The restatement, as it relates to revenue recognition, relates solely to the timing thereof and has no impact on cash flow. The primary effect of this change is to shift a portion of the 1999 and early 2000 net revenues and operating income to 2000 and, to a lesser extent, to 2001. This shift in timing of revenue recognition does not change the Company's expectations that its change in business model will result in net losses at least through the first quarter of 2001. The revenue recognition timing changes do not impact revenue recognition for the Company's Internet subscription services or other revenues, or any of the Company's planned service offerings, which are expected to generate the majority of the Company's revenues in the future. The amounts reported for 1997 and 1998 are the same as the Company had previously reported prior to the Window On WallStreet acquisition in its Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 30, 1999. See Note 2 of Notes to Consolidated Financial Statements elsewhere in this report.

                                     PART II

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. The Consolidated Statement of Operations Data presented below for each of the years in the three-year period ended December 31, 1999 and the Consolidated Balance Sheet Data as of December 31, 1999 and 1998 have been derived from the Company's Consolidated Financial Statements included on pages F-1 through F-25 of this report, which have been audited by Arthur Andersen LLP. The Consolidated Balance Sheet Data as of December 31, 1997 has been derived from audited financial statements not included in this report. The Consolidated Statement of Operations Data presented below for the years ended December 31, 1996 and 1995 and the Consolidated Balance Sheet Data as of December 31, 1996 and 1995 have been derived from unaudited financial statements not included in this report. See also Note 14 of Notes to Consolidated Financial Statements for quarterly financial information for fiscal years 1999 and 1998.

                                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                          1999       1998       1997       1996       1995
                                                          -----      ----       ----       ----       ----
                                                               (In thousands, except per share data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (1):

Net revenues:
   Licensing fees (2)................................  $  16,218  $  22,006  $  24,365  $  13,943  $   7,913
   Other revenues....................................      7,519      6,211      4,861      3,877      1,502
                                                       ---------  ---------  ---------  ---------  ---------
      Total net revenues.............................     23,737     28,217     29,226     17,820      9,415

Total operating expenses.............................     30,218     25,633     20,432     10,798      6,127

(Loss) income from operations........................     (6,481)     2,584      8,794      7,022      3,288

Historical net (loss) income.........................     (3,723)     1,956      9,874      7,082      3,312

Pro forma net income (3).............................        N/A        N/A      5,451      4,285      2,004

Historical (loss) earnings per share:
   Basic.............................................  $   (0.16) $    0.09  $    0.49  $    0.36  $    0.17
   Diluted...........................................      (0.16)      0.09       0.47       0.34       0.16

Pro forma earnings per share (3):
   Basic.............................................        N/A        N/A  $    0.27  $    0.22  $    0.10
   Diluted...........................................        N/A        N/A       0.26       0.21       0.10

Weighted average shares outstanding:
   Basic.............................................     22,759     22,256     20,172     19,480     19,480
   Diluted...........................................     22,759     22,758     20,885     20,541     20,541

                                                                            DECEMBER 31,
                                                          ------------------------------------------------
                                                          1999       1998       1997       1996       1995
                                                          ----       ----       ----       ----       ----
                                                                           (In thousands)
CONSOLIDATED BALANCE SHEET DATA (1):
Cash and cash equivalents..............................$   2,176  $   7,437  $  12,324  $     142  $     311
Marketable securities..................................    1,695      5,737      1,015         --         --
Working capital........................................   15,695     25,635     24,170      3,629      1,997
Total assets...........................................   39,559     29,642     27,470      5,803      3,288
Shareholders' equity ..................................   34,496     27,492     25,233      4,835      2,970

------------------

(1) The selected financial data as of and for the year ended December 31, 1999 has been restated. The amounts above for 1995 through 1998 are the same as the Company had previously reported prior to the Window On WallStreet acquisition since the Company is accounting for that transaction under the purchase method of accounting and not under the pooling-of-interest method of accounting. See Note 2 of Notes to Consolidated Financial Statements.

(2) Prior to 1999, licensing fees were recognized in full (net of provision for anticipated returns) upon shipment. Upon the release of the Company's 2000i product line, the Company began recognizing sales on an as due basis in accordance with the payment terms of the sale (generally over a period of up to 12 to 16 months). See Note 1 of Notes to Consolidated Financial Statements.

(3) The Company was treated as an S corporation for federal and state income tax purposes prior to September 30, 1997. Pro forma income taxes have been provided as if the Company had been a C corporation for all periods prior to September 30, 1997. Upon terminating its S corporation election, the Company was required to record a non-recurring credit. See Note 9 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report.

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

         To support the change in the business model, the Company expects to increase significantly its sales and marketing, product development and infrastructure expenditures. As a result, the Company expects to incur net losses at least through the first quarter of 2001. These anticipated losses could reduce the Company's available cash resources, increase its capital requirements and require the Company to seek debt and/or equity financing. See "Liquidity and Capital Resources" below.

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

         Through 1999, substantially all of the Company's licensing fees were derived from the licensing of client software products to individual traders. The Company's client software products are sold primarily by the Company's telesales force. To date, a majority of the licensing fees have been generated through sales of TradeStation and the Omega Research ProSuite (see Note 13 of Notes to Consolidated Financial Statements). For sales of most of the Company's client software products, customers have typically provided the Company with a credit card number and were billed for their purchases automatically and on a monthly basis over the course of up to 12 months and, for Omega Research ProSuite 2000i sales, over the course of up to 16 months. The concentration of the Company's marketing efforts will migrate towards its subscription services during 2000. Furthermore, as a result of the Company's transition from a seller of client software to a provider of Internet subscription services, it is expected that net revenues will be adversely impacted. Revenues from licensing fees are expected to decrease quarter over quarter in 2000 and it is difficult to predict when, if at all, or to what extent, revenues from the Company's Internet subscription services will offset such reductions.

         Historically, the Company's revenues have been derived principally from two sources: (i) licensing fees for use of the Company's client software products, and (ii) other revenues consisting primarily of royalties, fees and commissions paid to the Company in accordance with its agreements with third-party data vendors and other third parties and, beginning in October 1999, revenue from the Company's Financial Data Cast Network ("FDCN") subscription service. Prior to February 1999, licensing fees were recognized upon product shipment in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition and an estimate for returns was provided in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition When Right of Return Exists. Beginning in 1999 with the launch of the Company's 2000i product line, changes in the Company's client software product sales, including introduction of a new, higher-priced product and longer financing terms, were deemed to alter the predictability of return reserves and the future collectibility of receivables. Accordingly, all 2000i product sales are recognized as they become due (generally over the 12 to 16 month financing terms for these sales, as monthly payments are due). The revenue recognition changes relate solely to the timing of revenue recognition with respect to sales of 2000i products and have no impact on cash flow. The 2000i products are legacy products of the Company. These revenue recognition timing changes do not impact revenue recognition for the Company's Internet subscription services or other revenues, or any of the Company's planned service offerings, which are expected to generate the majority of the Company's revenues in the future. See Note 1 of Notes to Consolidated Financial Statements.

         The Company provides client software customers with a 30-day right of return and, prior to 1999, recorded a provision for estimated returns at the time of sale. To maintain a positive, customer-friendly environment, the Company has historically accepted returns in excess of 30 days. Approximately, 90% of all returns accepted under the 30-day right of return policy are initiated within 60 days following the date of sale. The reserve for returns and the provision for bad debts, in accordance with SFAS No. 48, were estimated based on historical experience and other relevant factors. Actual returns processed were $7.4 million, $22.1 million and $13.4 million in 1999, 1998 and 1997, respectively. The decrease in actual returns in 1999 was due to the change in the recognition of 2000i licensing fee revenue to an as due basis. The increase in actual returns processed in 1998 when compared to 1997 occurred on a gradual basis from the beginning to the end of 1998. Management believes this increase relates to an expanded marketing and sales effort which included television advertising, and an increasing public awareness of trading, which resulted in the Company reaching a broader audience that included more individuals who may not have necessarily been suited to use the Company's products. The Company maintained an allowance for returns of approximately $83,000, $7.4 million and $4.2 million at December 31, 1999, 1998 and 1997, respectively. Actual returns processed during 1999 (for sales made on or prior to December 31, 1998) and 1998 (for sales made on or prior to December 31, 1997) were approximately $7.4 million and $4.3 million, respectively. Additionally, the Company maintained an allowance for bad debts of $716,000, $3.7 million and $3.2 million as of December 31, 1999, 1998 and 1997, respectively. Provision for bad debts was $25,000, $2.2 million and $2.5 million in 1999, 1998 and 1997, respectively. The decrease in bad debts during 1999 was due to the change in the recognition of 2000i licensing fees to an as due basis. The Company wrote off $3.0 million, $1.7 million and $52,000 in delinquent accounts in 1999, 1998, and 1997, respectively.

         While the Company has no obligation to perform future services subsequent to shipment of client software, for a limited time, the Company voluntarily provides support on its web site, periodic "bug" fixes, and telephone and electronic mail customer support as an accommodation to purchasers of its products as a means of fostering customer satisfaction. The majority of such services are provided during the first 60 days of ownership of the Company's products. The costs associated with these services are insignificant in relation to product sales value and are accrued at the date the software is delivered. As of December 31, 1999, 1998 and 1997, the Company had accrued $161,000, $174,000 and $166,000, respectively.

         The Company began to implement the change in its business model with its October 1999 acquisition of Window On WallStreet, a provider of Internet-based streaming real-time market data through its FDCN subscription service. The Consolidated Financial Statements contained herein reflect the transaction under the purchase method of accounting. In November 1999, the Company announced that it would focus on serving active on-line traders by offering a new monthly subscription, Internet-based trading strategy portal that is to be named TradeStation.com. TradeStation.com is expected to be launched by the end of 2000. On January 19, 2000, the Company signed a definitive, 100% share-exchange merger agreement with

OnlineTrading.com, a direct access on-line broker. That merger is expected to be accounted for as a pooling-of-interests. OnlineTrading.com provides electronic order execution technology that directly accesses ECN's, exchanges and market makers in order to provide OnlineTrading.com's customers with high-speed and efficient order execution that avoids traditional market maker participation and brokerage order-flow arrangements. The Company launched its first Internet subscription service, WindowOnWallStreet.com, on January 25, 2000. WindowOnWallStreet.com offers streaming real-time charts, quotes and news, powered by certain of the Company's award-winning trading tools. See "ITEM 1. BUSINESS - Overview and Recent Developments" and - "Products and Services."

         The majority of the Company's other revenues for the year ended December 31, 1999 were derived from royalties associated with a licensing agreement with Bridge Telerate relating to TradeStation. Under that agreement, Bridge Telerate has the right to offer TradeStation to its customers on a subscription basis. Bridge Telerate pays a per unit royalty to the Company, subject to a minimum annual royalty commitment. The remaining other revenues has been comprised of fees and commissions paid to the Company pursuant to cross-marketing agreements with data service vendors and other third parties, revenues from the FDCN subscription service and revenues generated from OmegaWorld, the Company's annual conference for users of Omega Research products. The Company's decision to focus its marketing resources on WindowOnWallStreet.com and future Internet subscription services is expected to result in reduced commission revenue from data service vendors. However, it is difficult to predict when, if at all, or to what extent, revenues from the Company's Internet subscription services will offset such reductions. Other revenues are recognized as earned in accordance with the terms of the applicable contract; Internet subscription services are recognized monthly as service is provided; and, with respect to OmegaWorld, at the time the conference is conducted.

         In accordance with SFAS No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized on the straight-line basis over a one-year period, the period of benefit of the related products. There were no capitalized software development costs as of December 31, 1999 or 1998. In the future, the Company believes that the time between the technological feasibility of the Company's Internet-based services and the general release of such services will be insignificant, and, as a result, development costs qualifying for capitalization are expected to be immaterial.

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

Results of Operations

     The results of operations for the three years ended December 31, 1999 have been restated. The amounts below for 1997 through 1998 are the same as the Company had previously reported prior to the Window On WallStreet acquisition in its Annual Report on Form 10-K for the year ended December 31, 1998 (filed with the SEC on March 30, 1999) since the Company is accounting for that transaction under the purchase method of accounting. See Note 2 of Notes to Consolidated Financial Statements. The following table presents, for the periods indicated, certain items in the Company's consolidated statement of operations reflected as a percentage of total net revenues:

                                                                         Year Ended December 31,
                                                          --------------------------------------------------
                                                           1999                  1998                  1997
                                                          ------                ------               -------
NET REVENUES:
   Licensing fees                                           68.3 %                78.0 %                83.4 %
   Other revenues                                           31.7                  22.0                  16.6
                                                          ------                ------               -------
       Total net revenues                                  100.0                 100.0                 100.0
                                                          ------                ------               -------

OPERATING EXPENSES:
   Cost of licensing fees                                    8.1                   6.4                   6.3
   Product development                                      19.8                  11.7                   6.5
   Sales and marketing                                      76.5                  51.0                  38.6
   General and administrative                               19.1                  21.7                  18.5
   Amortization of goodwill                                  0.3                    --                    --
   Amortization of other intangible assets                   3.5                    --                    --
                                                          ------                ------               -------
       Total operating expenses                            127.3                  90.8                  69.9
                                                          ------                ------               -------

       (Loss) income from operations                       (27.3) %                9.2 %                30.1 %
                                                          ======                ======               =======


Years Ended December 31, 1999 and 1998

Net Revenues

         Total Net Revenues. The Company's total net revenues decreased 16% from $28.2 million in 1998 to $23.7 million in 1999.

         Licensing Fees. Licensing fees decreased 26% from $22.0 million in 1998 to $16.2 million in 1999, primarily due to a change in the method for recognizing revenue on sales of the Company's 2000i products in 1999. Prior to 1999, licensing fees were recognized in full (net of provision for anticipated returns) upon shipment. Upon the release of the Company's 2000i product line at the beginning of 1999, the Company began recognizing sales on an as due basis in accordance with the payment terms of the sale (generally over a period of up to 12 to 16 months) as changes in the Company's product sales, including introduction of a new, higher-priced product and longer financing terms, were deemed to alter the predictability of return reserves and the future collectibility of receivables. As a result of the Company's focus on building its Internet subscriber base, it is expected that licensing fees will decrease quarter over quarter as the balance of the 1999 product sales are recognized and the number of new licensing fee transactions decrease. It is difficult to predict when, if at all, or to what extent, revenues from the Company's Internet subscription services will offset such reductions in licensing fees.

         Other Revenues. Other revenues increased 21% from $6.2 million in 1998 to $7.5 million in 1999, primarily due to an increase in minimum royalties of $1.0 million under the Company's license agreement with Bridge Telerate, revenues generated from OmegaWorld, the Company's annual conference for users of Omega Research products, and the addition of two months of revenues from FDCN, the Company's real-time market data subscription service acquired in the October 1999 acquisition of Window on WallStreet.

Operating Expenses

         Cost of Licensing Fees. Cost of licensing fees consisted primarily of costs related to data redistribution, product media, packaging and storage and inventory costs. Cost of licensing fees was approximately $1.9 million in 1999 as compared to $1.8 million in 1998. Cost of licensing fees as a percentage of licensing fee revenue increased from 8% in 1998 to 12% in 1999, primarily due to the 1999 shift in recognition of revenue to an as due basis in accordance with the payment terms of the sale, partially offset by the impact of a one-time payment made to a third party in conjunction with the development of certain technology for the Company during 1998.

         Product Development. Product development expenses included expenses associated with the development of new products and services, enhancements to existing products and services, testing of products and services and the creation of documentation, and consisted primarily of salaries, other personnel costs and depreciation of computer and related equipment. Product development expenses increased from $3.3 million in 1998 to $4.7 million in 1999 primarily due to increased personnel and related costs of $1.2 million due to an increase in the number of individuals employed in product development from 45 at December 31, 1998 to 72 at December 31, 1999 (inclusive of 13 product development employees from Window On WallStreet). Product development expenses as a percentage of total net revenues increased from 12% in 1998 to 20% in 1999 primarily due to an increase in personnel and related costs and the change in 1999 revenue recognition of 2000i licensing fees to an as due basis. The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company develops new products and services in connection with its new business model and enhances existing products and services.

         Sales and Marketing. Sales and marketing expenses have consisted primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's client software products to investors, sales commissions, salaries for the customer support center and marketing personnel, other personnel costs, web site maintenance and administration costs, and shipping expenses. Sales and marketing expenses were $18.2 million in 1999 compared to $14.4 million in 1998, primarily due to increased personnel and related costs of $2.8 million due to a 60% increase in marketing and sales personnel from 108 at December 31, 1998 to 173 at December 31, 1999 (inclusive of 16 sales and marketing employees from Window On WallStreet), increased travel expenses and increased costs related to OmegaWorld. Sales and marketing expenses as a percentage of total net revenues increased from 51% in 1998 to 77% in 1999 primarily due to the change in 1999 revenue recognition of 2000i licensing fees to an as due basis.

         General and Administrative. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, finance and information technology employees, professional fees, rent, provision for bad debts (1998 only) and other facilities expense. General and administrative expenses were $4.5 million in 1999 compared to $6.1 million in 1998 primarily as a result of a decrease in bad debt expense of $2.2 million related to the 1999 shift in licensing fee revenue recognition to an as due basis, and decreased consulting and professional expenses of $528,000 mainly as a result of the favorable settlement of the class action law suit brought against the Company in 1998, partially offset by an increase in personnel and related costs and facility expenses. General and administrative expenses as a percentage of total net revenues improved from 22% in 1998 to 19% in 1999, primarily as a result of a decrease in bad debt expense partially offset by the change in 2000i licensing fee revenue recognition to an as due basis. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of hiring of additional personnel to support the expected growth of the Company and the Company's change in its business model.

         Amortization of Goodwill and Other Intangible Assets. The October 26, 1999 acquisition of Window on WallStreet was accounted for under the purchase method of accounting. The excess purchase price paid (including acquisition costs of $1.2 million) over the net book value of assets was allocated to goodwill and other identifiable intangible assets (the value of which was determined by an independent appraisal). Other intangible assets consist of purchased technology and workforce, trademarks, patents, customer lists and non-compete agreements with useful lives ranging from three to four years. In 1999, amortization of goodwill and other intangible assets was approximately $68,000 and $824,000, respectively.

Other Income, Net

   Other income, net consists primarily of investment income from cash and cash equivalents and marketable securities. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net was approximately $422,000 in 1999 and $424,000 in 1998.

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

         Product Development. Product development expenses increased from $1.9 million in 1997 to $3.3 million in 1998 primarily due to increased personnel and related costs of $1.3 million due to a 55% increase in the number of individuals employed in product development from 29 at December 31, 1997 to 45 at December 31, 1998. Product development expenses as a percentage of net revenues increased from 7% in 1997 to 12% in 1998, primarily due to increased personnel and related expenses as well as decreased licensing fees.

         Sales and Marketing. Sales and marketing expenses were $14.4 million in 1998 compared to $11.3 million in 1997, primarily due to increased personnel and related costs of $1.4 million due to a 21% increase in marketing and sales personnel from 89 at December 31, 1997 to 108 at December 31, 1998, increased advertising and promotional expenses (including print advertising, the use of sales seminars, television advertising and direct mailers) of $1.1 million, and to a lesser extent increased shipping costs and costs related to OmegaWorld, partially offset by decreased communications expenses. Sales and marketing expenses as a percentage of net revenues increased from 39% in 1997 to 51% in 1998 as a result of the increased marketing expenses discussed above and decreased licensing fees.

         General and Administrative. General and administrative expenses were $6.1 million in 1998 compared to $5.4 million in 1997 primarily as a result of increased professional fees related to the defense of the class action lawsuit brought against the Company in 1998, costs of being a public company and expenses related to the implementation and lease of a new telephone system, partially offset by a decrease in bad debt expense. General and administrative expenses as a percentage of net revenues increased from 19% in 1997 to 22% in 1998 primarily as a result of the increase in those expenses and decrease in net licensing fees.

Other Income, Net

         Other income, net increased from approximately $146,000 in 1997 to $424,000 in 1998, primarily due to income earned on the proceeds from the Company's initial public offering.

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

         The effective tax rate for 1999 approximated the 38.6% statutory rate. The effective tax rate for 1998 was 35%, below the 38.6% statutory rate primarily as a result of the impact of tax-free investment income.

Variability of Results

         The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. The Company's quarterly revenues and operating results have varied in the past, and are likely to vary even further from quarter to quarter in the future due to the Company's transition to a new business model. Such fluctuations may result in volatility in the price of the Common Stock. As budgeted expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management's expectations, then results of operations are likely to be adversely affected because a relatively small amount of the Company's expenses varies with its revenues in the short term. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of releases of new products and services and/or enhancements, increased competition, variations in the revenue mix, and announcements of new products and services and/or enhancements by the Company or its competitors and other factors. Such fluctuations may result in volatility in the price of the Common Stock. See Note 14 of Notes to Consolidated Financial Statements for quarterly financial information.

Liquidity and Capital Resources

         As of December 31, 1999, the Company anticipated that its available cash resources and cash flows from operations would be sufficient to meet its presently anticipated working capital and capital expenditure requirements through the year 2000. However, the Company is experiencing a period of net losses which is expected to continue at least through the first quarter of 2001. Further, as the Company transitions to its new business model, it may need to raise additional funds in order to execute that transition, support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, and acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities. The Company has also recently substantially increased its rental obligations under real property, facilities and equipment leases. The Company's future liquidity and capital requirements will depend upon numerous factors, including the period of time it takes the Company to execute its transition to its new business model, and customer acceptance thereof, costs and timing of expansion of research and development and marketing efforts and the success of such efforts, the success of the Company's existing and new product and service offerings, and competing technological and market developments. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph, as well as other factors, will impact the Company's future capital requirements and the adequacy of its available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

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

         As of December 31, 1999, the Company had cash and cash equivalents of approximately $2.2 million, investments in short term marketable securities of $1.7 million, and working capital of approximately $15.7 million. Marketable securities consist of investment grade municipal bonds maturing, on average, within a year.

         Cash used in operating activities in 1999 totaled approximately $2.8 million, compared to cash provided by operating activities of approximately $1.0 million and $3.3 million in 1998 and 1997, respectively. The decrease in net cash provided by operations in 1999 was primarily due to an increase over 1998 in cash paid for income taxes of $3.8 million by Omega Research prior to the Window On WallStreet acquisition, and the overall increase in the income tax assets related to 1999 losses, partially offset by decreases in accounts receivable. The decrease in net cash provided by operations in 1998 was primarily attributable to lower net income of the Company and an increase in cash paid for income taxes of $1.6 million. The Company began paying taxes in the fourth quarter of 1997 and, in addition, paid during 1998 the remaining $900,000 of the $1.8 million tax liability recognized in September 1997.

         The Company's investing activities provided cash of $1.2 million during 1999 and used cash of $6.1 million and $2.0 million in 1998 and 1997, respectively. During 1999, cash provided from investing activities was made up of $4.0 million of proceeds from maturity of marketable securities primarily offset by capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations as well as $1.1 million (net of cash acquired) paid for costs associated with the acquisition of Window on WallStreet. The principal use of cash in investing activities in 1998 and 1997 was for investments in marketable securities, net of marketable securities that matured. The balance of such investing activities during 1998 and 1997 was primarily for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations. During 1997, investing activities also used cash as a result of purchases of furniture and fixtures and leasehold improvements related to the Company's move to a new corporate headquarters in February 1997.

         In 1999, the Company's financing activities used cash of $3.6 million as compared to cash provided of $190,000 and $10.9 million in 1998 and 1997, respectively. Net cash used in financing activities during 1999 was related to the repayment of existing debt of Window On WallStreet of $4.1 million, offset by proceeds from the issuance of common stock from the Company's 1997 Employee Stock Purchase Plan and the exercise of stock options under the Company's Incentive Stock Plan.

         Cash provided during 1998 related primarily to the repayment of the excess portion of the Dividend distributed on September 30, 1997. See "ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Dividend Policy". The balance of the cash provided during 1998 related to the issuance of common stock from the Company's 1997 Employee Stock Purchase Plan and the exercise of stock options under the Company's Incentive Stock Plan.

         Cash provided during 1997 of $10.9 million was primarily attributable to $27.4 million of net proceeds from Omega Research's initial public offering completed during the fourth quarter of 1997, offset by cash distributions totaling $16.5 million (net of the 1997 repayment discussed above) to the Company's S corporation shareholders prior to the Company's initial public offering. A portion of the distributions was financed with a $15 million short-term bank loan which was repaid with the proceeds of the initial public offering.

Recently Issued Accounting Standards

         In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ended December 31, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company will be required to adopt SAB 101 by the fourth quarter of 2000. The adoption of SAB 101 is not expected to have a material impact on the financial statements of the Company.

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

Factors that may cause or contribute to such differences and impact future events and the results of those events, and business risks of and for the Company generally, include, but are not limited to, the items described below, as well as in other sections of this report and in other of the Company's public filings, and in the Company's press releases, particularly those released during and subsequent to the 1999 third quarter, any of which could have a material adverse effect on the business, results of operations, financial condition and prospects of the Company:

o Change in Business Model. The Company is in the process of changing its business model from a trading strategy client software company to an on-line brokerage firm that provides an Internet platform of trading strategy tools and streaming real-time market data and news, and trade execution through a direct access electronic order execution system. The Company has limited experience in the real-time market data industry (all of such experience has been acquired by Window On WallStreet, and Window On WallStreet had only one year of experience operating a real-time data service at the time it was acquired by Omega Research). The Company has no experience in the brokerage services industry, and will rely completely upon the experience of OnlineTrading.com, assuming and subject to the closing of its pending merger with that brokerage firm. OnlineTrading.com itself has only been providing brokerage services for approximately four years, and mostly to institutional investors (as opposed to the individual active traders the Company seeks to attract). The Company's lack of experience in key components of its new business model, even after considering the experience of Window On WallStreet and, once acquired, OnlineTrading.com, is substantial, and may result in delays, mistakes and liabilities unlikely to happen to a company that has more experience. Such delays, mistakes and liabilities, if and to the extent they occur, may cause material adverse effects upon the Company's business, financial condition, results of operations and prospects. See "ITEM 1. - BUSINESS - Overview and Recent Developments."

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

     The substantial risks discussed above are magnified by the rapid pace at which the Company is attempting to complete the transition to the new business model. The Company is assuming that its pending merger with OnlineTrading.com will close at the end of 2000 (even though there is risk that the merger will close later or not at all) and that its new business model will be fully launched in a relatively short period of time after closing. If that occurs, the Company will have changed its business entirely in a period of approximately one year. This rapid pace obviously increases the likelihood of occurrence of the various possible mistakes and failures discussed above, and increases the risks of the likelihood of resulting material adverse effects that will damage the Company's business, financial condition, results of operations and prospects.

o Failure to Close OnlineTrading.com Merger; Other Risks of Combination With OnlineTrading.com. The Company's change to its new business model is dependent upon closing of its pending merger with OnlineTrading.com. If that merger does not occur, the Company's choices would be to modify its new business model to exclude on-line brokerage services, to seek to develop arrangements to integrate its trading strategy tools/streaming real-time data platform with third-party on-line brokers, to search for a different on-line broker with which to merge or create a joint venture relationship, or to create its own on-line brokerage service. The Company does not believe that excluding on-line brokerage services from its new business model or developing integration arrangements with third-party on-line brokers are favorable alternatives. The Company believes that integrated on-line brokerage services are critical in meeting the current and evolving needs of the active trader, and that the potential success of the new business model is dramatically reduced if it includes only trading strategy tools and streaming real-time data without integration of that platform with electronic order execution services owned and provided by the Company. Further, the Company believes that, in its new business model, brokerage commissions are likely to become the Company's largest source of revenues. Finding a new on-line broker partner may or may not be feasible, and in all cases would cause a huge delay in the Company's transition to its new business model. The Company's development of its own on-line brokerage services would likely cause an even longer delay, as well as contain the additional risk of the Company entering a heavily government-regulated business in which it has no prior experience. The merger transaction agreements are subject to conditions precedent which, if not fulfilled, would result in failure to complete the merger with OnlineTrading.com. Those conditions precedent include, but are not limited to, another company making a superior proposal to merge with OnlineTrading.com which OnlineTrading.com's Board of Directors believes it is duty-bound to accept, satisfying all broker-dealer regulatory requirements relating to the merger (including NASD approval), approval by the shareholders of the Company and of OnlineTrading.com of the merger, the filing with the SEC and effectiveness of a registration statement on Form S-4, and the listing of the new holding company's shares on The Nasdaq National Market. Failure of the merger to occur as and when planned, or at all, would have a material adverse effect on the Company's business, financial condition, results of operations and prospects. See "ITEM 1. BUSINESS - Overview and Recent Developments."

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

o Liquidity Concerns. The Company is experiencing a period of net losses which is expected to continue at least through the first quarter of 2001. As of March 8, 2000, the Company had less than $4 million in cash, cash equivalents and marketable securities to address these current and anticipated losses and other cash requirements of the Company as it transitions to its new business model. As the Company implements its transition to its new business model and thereafter, the Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire necessary or complementary businesses or technologies, and take advantage of unanticipated opportunities. The Company has also recently substantially increased its rental obligations under real property, facilities and equipment leases. The Company's future liquidity and capital requirements will depend upon numerous factors, including the period of time it takes the Company to execute its transition to its new business model, and customer acceptance thereof, costs and timing of expansion of research and development and marketing efforts, the success and timing of such efforts, the success of the Company's existing and new product and service offerings, and competing technological and market developments. Funds may be raised through debt financing and/or the issuance of equity securities (there being no assurance that any such type of financing on terms satisfactory to the Company will occur). Any equity financing or debt financing which requires issuance of equity securities or warrants to the lender would reduce the percentage ownership of the shareholders of the Company. The shareholders may, if issuance of equities occurs, experience additional dilution in net book value per share, or the issued equities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Liquidity and Capital Resources."

o Potential Fluctuations in Quarterly Operating Results. The Company's quarterly revenues and operating results have fluctuated significantly in the past, and will likely fluctuate in the future. These fluctuations may be expected to be even greater during 2000, and thereafter, due to the unpredictability inherent in the Company's change to its new business model. Causes of such significant fluctuations may include, but are not limited to: the timing, completion (if any) and costs of: (i) the Company's merger with OnlineTrading.com, (ii) the Company's development of TradeStation.com and other trading strategy platforms, (iii) development of OnlineTrading.com's first proprietary electronic order routing and execution technology, (iv) the integration of TradeStation.com as a platform for OnlineTrading.com's electronic order routing and execution technology, (v) modifications by the Company to its infrastructure, including information technology and databases, mechanisms and methods of delivery of products and services, administrative functions, product development and sales and marketing, and (vi) the respective launch dates of the various stages of the Company's transition to its new business model; cash flow problems that may occur; costs and payment obligations associated with debt and/or equity financings, if any; the level of product/service and price competition; continuous changes in the Company's sales incentive or marketing strategies (which have undergone significant change recently and are expected to continue to evolve); changes in demand for the Company's products and services; costs that may occur with respect to regulatory compliance or other regulatory issues; changes in operating expenses; the Company's attempt to enter additional related new markets or expand into additional related businesses and the cost, timing and success thereof; the incurrence of significant costs in one quarter related to revenues anticipated to be realized in a subsequent quarter; and general economic and market factors, including changes in the securities and financial markets. See "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Variability of Results."

o Competition. The markets for (i) on-line brokerage services, (ii) trading strategy tools and (iii) real-time market data services are intensely competitive and rapidly evolving, and there appears to be substantial consolidation of those three products and services occurring in the industry. The Company's new business model embraces this evolution and consolidation. However, the Company believes that due to the current and anticipated rapid growth of the market for integrated trading strategy tools, real-time market data and on-line brokerage services, competition, as well as consolidation, will substantially increase and intensify in the future. The Company believes its ability to compete will depend upon many factors both within and outside its control, including the timing and market acceptance of new products and services and enhancements developed by the Company and its competitors, the ability of the Company to complete its pending merger with OnlineTrading.com and to integrate the respective businesses in an orderly, efficient and otherwise successful manner, product and service functionality, data availability, ease of use, pricing, reliability, customer service and support, and sales and marketing efforts. See "ITEM 1. BUSINESS - Competition."

o Exposure to Possible Litigation from Brokerage Customers (Assuming the Company Completes its Transition to its New Business Model). Many aspects of the securities brokerage business, including on-line trading services, involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action and other suits that generally seek substantial damages, including in some cases punitive damages. Any such litigation could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. See "Potential Liability to Customers" below.

o Potential Liability to Customers. The Company's products and services and planned products and services are and will be used by traders in the financial markets, and, as a result, an investor or trader might claim that investment or trading losses or lost profits resulted from use of a flawed version of one of the Company's trading tools or inaccurate assumptions made by the trading tools regarding data, or inaccurate data, which could result in litigation against the Company. This risk was heightened by the Company's decision to provide financial market information to its customers, which routinely contain errors and omissions, but which are nevertheless relied upon by customers in making investment and trading decisions using the Company's trading tools. This risk will again be substantially heightened by the Company's planned offering, if and when it occurs, of brokerage services, which will likely result in certain brokerage customers from time to time asserting that the Company's acts or omissions (or that errors or inaccuracies in the Company's trading tools or market data) have caused such customers losses or lost profits. Contributing to these possible occurrences are risks that the electronic communications and other systems upon which the Company's products and services rely, and will continue to rely, may operate too slowly or fail. Major failures of this kind will affect all of the Company's customers who are on-line simultaneously, possibly resulting in a class action lawsuit being filed against the Company. In addition, there can be no assurance that the Company's Year 2000 compliance efforts, or that compliance modifications, have not and will not adversely affect the Company's products and services in ways not anticipated by the Company, or that customers will not assert that the Company has or had an obligation to provide Year 2000 solutions for older versions of existing products or for discontinued products, any of which occurrences could result in claims by customers. Any such litigation could result in substantial damages and significant costs to the Company in terms of the deployment of its financial and managerial resources. See "Exposure to Possible Litigation from Brokerage Customers (Assuming the Company Completes its Transition to its New Business Model)" above, "Systems Failure (Assuming the Company Completes its Transition to its New Business Model)" below and "ITEM 1. BUSINESS - Product Development and Year 2000 Compliance."

o Risks Associated with Reliance on the Internet. The Company's change in its business model means that the future growth of the Company will depend upon it continuing to adopt the Internet as its primary medium for commerce and communication, including the delivery of browser-based trading tools, high-quality streaming real-time market data, on-line electronic trade routing and execution systems, and comprehensive web sites that include discussion forums, chat rooms, educational content, marketing materials and customer support. There can be no assurance that the Company will successfully develop and implement such Internet capabilities, or effectively adjust its marketing and customer support approaches. Further, the Company is and will be relying increasingly on its web sites and related systems, and the Internet generally, to maximize the use and cost-efficiency of its products and services, to accept orders and payments, to track and account for orders and payments and fulfill reporting obligations under regulatory laws and marketing agreements with third parties, to register attendees for events, to market its products and services, and to provide technical information and assistance to its customers. In addition to the risk that the Company may not adequately transition its business to the Internet, there is the risk that, over time, the Internet may not prove to be a viable commercial marketplace because of a failure to continue to develop the necessary infrastructure, such as reliable network backbones and adequate band-widths, or the failure to develop complementary services, such as high-speed modems. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. See "ITEM 1. BUSINESS - Products and Services and - Sales and Marketing."

o Systems Failure (Assuming the Company Completes its Transition to its New Business Model). As an on-line brokerage, the Company will receive and process trade orders through Internet-based trading platforms and on-line order execution systems. Thus, the Company will depend heavily on the integrity of the electronic systems supporting this type of trading, including the trading strategy tools containing buy and sell alerts that initiate trading decisions or order placement. Heavy stress placed on these systems during peak trading times could cause these systems to operate too slowly or fail. Additionally, the integrity of these systems is increasingly being attacked by persons sometimes referred to as "hackers" who intentionally introduce viruses or other defects to cause damage, inaccuracies or complete failure. If these systems or any other systems in the trading process slow down significantly or fail even for a short time, the Company's brokerage customers would suffer delays in trading, potentially causing substantial losses and possibly subjecting the Company to claims for such losses or to litigation claiming fraud or negligence. During a systems failure, the Company may be able to take orders by telephone, however, only associates with appropriate securities broker's licenses can accept telephone orders, and an adequate number of associates may not be available to take customer calls in the event of a systems failure. In addition, a hardware or software failure, power or telecommunications interruption or natural disaster could cause a systems failure. Any systems failure that interrupts the Company's operations could have a material adverse effect on its business, financial condition, results of operations and prospects. See "Potential Liability to Customers" and "Exposure to Possible Litigation from Brokerage Customers (Assuming the Company Completes its Transition to its New Business Model)" above.

o Risks Associated with Fluctuations in the Securities and Financial Markets. The Company's current and planned products and services are and will be marketed to customers who invest or trade in the securities and financial markets. To the extent that interest in investing or trading decreases due to volatility in the securities or financial markets, tax law changes, recession, depression, or otherwise, the Company's business, financial condition, results of operations and prospects could be materially adversely affected. It is possible, if not likely, that increased losses by customers that occur as a result of any such recession, depression or other negative event will increase the quantity and size of legal claims made against the Company. See "Potential Liability to Customers" and "Exposure to Possible Litigation from Brokerage Customers (Assuming the Company Completes its Transition to its New Business Model)" above.

o Operation in a Highly Regulated Industry and Compliance Failures (Assuming the Company Completes its Transition to its New Business Model). The securities industry in the U.S., Canada and the other jurisdictions in which the Company may operate is subject to extensive regulation covering all aspects of the securities business. Regulatory authorities are currently focusing intensely on the on-line trading industry, particularly the segment that seeks the accounts of active traders by offering well-integrated, sophisticated trading platforms and order execution. The various government authorities and industry self-regulatory organizations that will supervise and regulate the Company generally have broad enforcement powers to censure, fine, issue cease-and-desist orders or suspend, enjoin or expel the Company or any of its officers or employees who violate applicable laws or regulations. Additionally, new rules relating to active traders may be enacted which severely limit the operations and potential success of the Company's new business model. The Company's ability to comply with all applicable laws and rules is largely dependent on the Company's establishment and maintenance of compliance and reporting systems, as well as its ability to attract and retain qualified compliance and other personnel. The Company could be subject to disciplinary or other regulatory or legal actions in the future due to noncompliance. In addition, it is possible that any past noncompliance of OnlineTrading.com could subject the Company to future civil lawsuits or regulatory actions, the outcome of which could have a material adverse effect on the Company's financial condition and operating results. See "ITEM 1. BUSINESS - Overview and Recent Developments" and - "Government Regulation."

o Dependence Upon Outside Data Sources. The Company's business is dependent upon its ability to enter into contracts with private business information compilers in order to provide market data and news to its customers. The Company obtains such information pursuant to non-exclusive licenses from private information compilers, some of which are current or potential competitors of the Company. The private sector contracts typically provide for royalties based on usage or minimums. The Company has such licenses from certain data suppliers to provide such information that such suppliers also market in competition with the Company. The Company must also comply with rules and regulations of the exchanges that are the sources of market data information. Failure to comply could result in the Company becoming a prohibited recipient of market data from exchanges the rules or regulations of which were violated. While the Company is not aware of any material data supplier contracts that are in jeopardy of being terminated or not renewed, there can be no assurance that the Company will be able to renew its current contracts with data sources, maintain comparable price levels for information, or negotiate additional contracts with data sources as necessary to maintain existing products and services or introduce new products and services. There is no assurance comparable alternative sources of information could be obtained should existing contracts be terminated or not renewable. Termination of the Company's relationship with one or more information suppliers could have a material adverse effect on the Company's operations. See "ITEM 1. BUSINESS - Products and Services" and "Systems Failures (Assuming the Company Completes its Transition to its New Business Model)" and "Potential Liability to Customers" above.

o Dependence on Key Employees. The Company's success depends to a very significant extent on the continued availability and performance of a number of senior management, engineering and sales and marketing personnel. The loss of one or more of these key employees, including William R. Cruz or Ralph L. Cruz, the Company's Co-Chief Executive Officers, or of certain key technology personnel, could have a material adverse effect on the Company. See "ITEM 1. BUSINESS - Employees."

o Dependence on Relationship with Bridge Telerate. The Company is party to a Software License, Maintenance and Development Agreement with Bridge Telerate relating to TradeStation. The agreement provides a substantial minimum royalty stream through January 12, 2002, the loss of which would materially adversely affect the Company's revenues and earnings (or size of its losses) in those years. While the agreement is non-cancelable, there can be no assurance that the Company's anticipated royalties and other anticipated benefits from its relations with Bridge Telerate will be realized. See "Liquidity Concerns" above and "ITEM 1. BUSINESS - Strategic Relationships."

o Net Capital Requirements (Assuming the Company Completes its Transition to its New Business Model). The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers. Net capital is the net worth of a broker or dealer (assets minus liabilities), less deductions for certain types of assets as well as other charges. If a firm fails to maintain the required net capital it may be subject to suspension or revocation of registration by the SEC and suspension or expulsion by the NASD, and it could ultimately lead to the firm's liquidation. If such net capital rules are changed or expanded, or if there is an unusually large charge against net capital, operations that require the use of capital would be limited. Such operations may include trading activities and the financing of customer account balances. Also, the Company's ability to withdraw capital from its future brokerage subsidiary (OnlineTrading.com) is restricted under SEC rules, which in turn could materially impact the Company's available working capital and materially impact or limit the Company's ability to repay debt as and when due, redeem or purchase shares of the Company's outstanding stock, if required, and pay dividends in the future. A large operating loss or charge against net capital could adversely affect the Company's ability to expand or even maintain its then present levels of business, which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. See "Liquidity Concerns" above, and "ITEM 1. BUSINESS - Government Regulation."

o Internet Business Risks Relating to Customer Privacy and Security and Increasing Regulation. A significant risk for the Company's existing and planned Internet operations is that customers may refuse to transact business over the Internet due to privacy or security concerns. The Company currently incorporates and plans to incorporate security measures into its privacy policy. However, a major breach of customer privacy or security could have serious consequences for the Company's Internet-based operations. Use of the Internet, particularly for commercial transactions, may not continue to increase as rapidly as it has during the past few years as a result of privacy or security concerns, or for other reasons. If this occurs, the growth of the Company's Internet-based operations would be materially hindered. If Internet activity becomes heavily regulated in these respects, that could also have significant negative consequences for the growth of the Company's current and planned Internet-based operations. See "Risks Associated with Reliance on the Internet" above and "ITEM 1. BUSINESS - Government Regulation."

o Risk of Intellectual Property Litigation. There has been substantial litigation in the software industry involving intellectual property rights. Although the Company does not believe that it is or will be infringing the intellectual property rights of others, there can be no assurance that infringement claims, if asserted, would not have a material adverse effect on the Company's business, financial condition and results of operations, or result in the Company being unable to use intellectual property which is integral to one or more of its products or services. The risk of infringement claims against the Company is heightened with respect to its new business model technology in development, as such will not have stood any "test of time" as has the Company's client software technology. See "ITEM 1. BUSINESS - Intellectual Property."

o Intellectual Property. The Company's success is and will be heavily dependent on its proprietary technology, including its existing trading tools, as well as trading tool, Internet, web site and order execution technology currently in development. The Company views its technology as proprietary, and relies, and will be relying, on a combination of copyright, trade secret and trademark laws, nondisclosure agreements and other contractual provisions and technical measures to protect its proprietary rights. Policing unauthorized use of the Company's products and services is difficult, however, and the Company is unable to determine the extent to which piracy of its products and services exists. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies or products and services. See "ITEM
     1. BUSINESS - Intellectual Property."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and notes thereto and the report of the independent certified public accountants thereon set forth on pages F-1 through F-25 herein are filed as part of this report and incorporated herein by reference.

     The Consolidated Financial Statement Schedule and the report of the independent certified public accountants thereon set forth on pages S-1 through S-3 herein are filed as part of this report and incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this report.

         1. Financial Statements. The Consolidated Financial Statements and notes thereto and the report of the independent certified public accountants thereon set forth on pages F-1 through F-25 herein are filed as part of this report and incorporated herein by reference.

         2. Financial Statement Schedules. The Consolidated Financial Statement Schedule and the report of the independent certified public accountants thereon set forth on pages S-1 through S-3 herein are filed as part of this report and incorporated herein by reference.

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
                                    Merger and Reorganization effective March 7,
                                    2000 among Omega Research, Inc.,
                                    onlinetradinginc.com corp.,
                                    OnlineTrading.com Group, Inc. (formerly
                                    known as Online Trading Group, Inc.), Omega
                                    Acquisition Corporation and OnlineTrading
                                    Acquisition Corporation +++

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

                           10.12 - Second Modification of Lease Agreement, dated January 31, 2000, between Nationwide Theaters West Flagler, L.L.C. and Omega Research, Inc. +++

                           10.13 - Office/Showroom/Warehouse Lease Agreement dated June 12, 1996 between Springcreek Place Ltd. and Window on WallStreet Inc. (then named MarketArts, Inc.), as amended by Addendum to Lease dated

                                    October 12, 1998, and as further amended by Addendum to Lease dated May 28, 1999 +++

                           10.14 - Lease Agreement, dated November 16, 1999, between Fairfax Boca 92, L.P. and Omega Research, Inc. +++

                           23.1  -  Consent of Arthur Andersen LLP (filed
                                    herewith)

                           27.1  -  Financial Data Schedule (filed herewith)


                           --------------------------
                           + Previously filed as part of Registration Statement No. 333-3207 on Form S-1 filed with the Commission on July 25, 1997.
                           /Degree/ Previously filed as part of Amendment No.1
                                    to Registration Statement No. 333-3207 filed with the Commission on August 25, 1997.
                           ++ Previously filed as part of Annual Report on Form 10-K for the fiscal year ended December 31, 1997.
                           *        Indicates a management contract or
                                    compensatory plan or arrangement.
                           +++ Previously filed as part of Annual Report on Form 10-K for the fiscal year ended December 31, 1999 filed on March 22, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                             OMEGA RESEARCH, INC.


                             By:     /s/  William R. Cruz
                                   ---------------------------------------------
                                   William R. Cruz
                                   Co-Chairman of the Board of Directors and
                                   Co-Chief Executive Officer (Co-Principal
                                   Executive Officer)


                             By:     /s/  Ralph L. Cruz
                                   ---------------------------------------------
                                   Ralph L. Cruz
                                   Co-Chairman of the Board of Directors and
                                   Co-Chief Executive Officer (Co-Principal
                                   Executive Officer)


                             By:     /s/  Gregg F. Stewart
                                   ---------------------------------------------
                                   Gregg F. Stewart
                                   Chief Financial Officer, Vice President of
                                   Finance and Treasurer (Principal Financial
                                   and Accounting Officer)



Dated: November 13, 2000

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                               Page
                                                                                               ----

Report of Independent Certified Public Accountants............................................. F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998................................... F-3

Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997..... F-4

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997....................................................................................... F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997..... F-6

Notes to Consolidated Financial Statements..................................................... F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To Omega Research, Inc.:

     We have audited the accompanying consolidated balance sheets of Omega Research, Inc. (a Florida corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999 (as restated - see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Miami, Florida,
   November 2, 2000.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Restated)

                                                                              December 31,
                                                                     1999                      1998
                                                              ------------------        ------------------
ASSETS:

CURRENT ASSETS:
     Cash and cash equivalents                                $        2,175,852        $        7,436,980
     Marketable securities                                             1,695,304                 5,736,958
     Accounts receivable, net                                          1,976,000                 9,246,474
     Inventory                                                            67,371                   131,659
     Income tax receivable                                               589,106                         -
     Other current assets                                              1,033,277                   692,273
     Deferred income taxes                                            13,221,000                 4,541,000
                                                              ------------------        ------------------
         Total current assets                                         20,757,910                27,785,344

PROPERTY AND EQUIPMENT, net                                            2,611,454                 1,670,925
GOODWILL, net                                                          1,564,958                        --
OTHER INTANGIBLE ASSETS, net                                          14,151,389                        --
OTHER ASSETS                                                             473,344                   185,854
                                                              ------------------        ------------------

         Total assets                                         $       39,559,055        $       29,642,123
                                                              ==================        ==================


LIABILITIES AND SHAREHOLDERS' EQUITY:

CURRENT LIABILITIES:
     Accounts payable                                         $        2,786,739        $        1,082,521
     Accrued expenses                                                  1,861,321                   962,464
     Deferred revenue                                                    414,824                   105,035
                                                              ------------------        ------------------
         Total current liabilities                                     5,062,884                 2,150,020
                                                              ------------------        ------------------

COMMITMENTS AND CONTINGENCIES (Note 12)

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 25,000,000
         shares authorized, none issued and outstanding                       --                        --
     Common stock, $.01 par value; 100,000,000
         shares authorized, 24,475,104 and 22,269,964
         issued and outstanding at December 31, 1999
         and 1998, respectively                                          244,751                   222,700
     Additional paid-in capital                                       34,618,412                23,913,877
     Accumulated (deficit) earnings                                     (366,992)                3,355,526
                                                              ------------------        ------------------

         Total shareholders' equity                                   34,496,171                27,492,103
                                                              ------------------        ------------------

         Total liabilities and shareholders' equity           $       39,559,055        $       29,642,123
                                                              ==================        ==================



        The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Restated)

                                                                 For the Years Ended December 31,
                                                   -------------------------------------------------------
                                                         1999               1998                1997
                                                   ---------------     ---------------    ----------------
NET REVENUES:
     Licensing fees                                $    16,217,922     $    22,005,324    $     24,364,990
     Other revenues                                      7,518,613           6,211,181           4,861,284
                                                   ---------------     ---------------    ----------------

         Total net revenues                             23,736,535          28,216,505          29,226,274
                                                   ---------------     ---------------    ----------------

OPERATING EXPENSES:
     Cost of licensing fees                              1,931,731           1,798,078           1,848,993
     Product development                                 4,698,319           3,318,310           1,890,392
     Sales and marketing                                18,161,741          14,381,923          11,272,290
     General and administrative                          4,534,084           6,134,608           5,420,760
     Amortization of goodwill                               68,042                  --                  --
     Amortization of other intangible assets               823,611                  --                  --
                                                   ---------------     ---------------    ----------------

         Total operating expenses                       30,217,528          25,632,919          20,432,435
                                                   ---------------     ---------------    ----------------

         (Loss) income from operations                  (6,480,993)          2,583,586           8,793,839

OTHER INCOME, net                                          422,475             423,961             146,474
                                                   ---------------     ---------------    ----------------

         (Loss) income before income taxes              (6,058,518)          3,007,547           8,940,313

INCOME TAX (BENEFIT) PROVISION                          (2,336,000)          1,052,000            (934,000)
                                                   ---------------     ---------------    ----------------

         Historical net (loss) income              $    (3,722,518)    $     1,955,547           9,874,313
                                                   ===============     ===============

PRO FORMA INCOME TAX
  ADJUSTMENTS (Notes 1 and 9):
     Pro forma income taxes for period
       ending prior to September 30, 1997                                                        3,255,731
     Non-recurring tax credit                                                                    1,167,000
                                                                                          ----------------

         Pro forma net income                                                             $      5,451,582
                                                                                          ================

HISTORICAL (LOSS) EARNINGS PER
  SHARE (Note 11):
     Basic                                         $         (0.16)    $          0.09    $           0.49
                                                   ===============     ===============    ================
     Diluted                                       $         (0.16)    $          0.09    $           0.47
                                                   ===============     ===============    ================

PRO FORMA EARNINGS PER
  SHARE (Note 11):
     Basic                                                                                $           0.27
                                                                                          ================
     Diluted                                                                              $           0.26
                                                                                          ================


        The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                          Common Stock         Additional     Accumulated
                                  --------------------------    Paid-In        Earnings
                                      Shares        Amount      Capital       (Deficit)        Total
                                  ------------  ------------  ------------   ------------   ------------
BALANCE, December 31, 1996          19,480,000  $    194,800  $      2,517   $  4,638,160   $  4,835,477

   Issuance of common stock          2,766,108        27,661    27,412,784             --     27,440,445
   Cash distributions to
      shareholders, net                     --            --            --    (16,532,826)   (16,532,826)
   Non-cash distributions
      to shareholders                       --            --            --       (506,781)      (506,781)
   Conversion from S corporation
      to  C corporation                     --            --    (3,792,091)     3,792,091             --
   Compensation expense on
      stock option grants                   --            --       122,041             --        122,041
   Net income (Restated)                    --            --            --      9,874,313      9,874,313
                                  ------------  ------------  ------------   ------------   ------------

BALANCE, December 31, 1997          22,246,108       222,461    23,745,251      1,264,957     25,232,669

   Issuance of common stock             23,856           239        54,749             --         54,988
   Repayment of distributions               --            --            --        135,022        135,022
   Compensation expense on
      stock option grants                   --            --       113,877             --        113,877
   Net income (Restated)                    --            --            --      1,955,547      1,955,547
                                  ------------  ------------  ------------   ------------   ------------

BALANCE, December 31, 1998          22,269,964       222,700    23,913,877      3,355,526     27,492,103

   Issuance of common stock            205,145         2,051       463,671             --        465,722
   Issuance of common stock
      in connection with
      acquisition                    1,999,995        20,000     8,605,009             --      8,625,009
   Issuance of stock options
      in connection with
      acquisition                           --            --     1,495,059             --      1,495,059
   Compensation expense on
      stock option grants                   --            --       140,796             --        140,796
   Net loss (Restated)                      --            --            --     (3,722,518)    (3,722,518)
                                  ------------  ------------  ------------   ------------   ------------

BALANCE, December 31, 1999          24,475,104  $    244,751  $ 34,618,412   $   (366,992)  $ 34,496,171
                                  ============  ============  ============   ============   ============


        The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Restated)

                                                                          For the Years Ended December 31,
                                                                   --------------------------------------------
                                                                      1999             1998             1997
                                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Historical net (loss) income                                    $ (3,722,518)   $  1,955,547    $  9,874,313
   Adjustments to reconcile historical net (loss) income
     to net cash (used in) provided by operating activities:
      Depreciation and amortization                                   1,844,050         466,628         606,820
      Provision for doubtful accounts                                    25,000       2,222,834       2,450,736
      Compensation expense on stock option grants                       140,796         113,877         122,041
      Deferred income tax benefit                                    (8,478,000)     (1,578,000)     (2,963,000)
      (Increase) decrease in:
         Accounts receivable                                          7,497,044      (2,031,091)     (7,531,906)
         Inventory                                                       74,185          15,162         (54,633)
         Other current assets                                          (340,601)       (171,736)       (514,847)
         Other assets                                                  (217,293)        128,672          (1,315)
         Income tax receivable                                         (791,106)             --              --
      Increase (decrease) in:
         Accounts payable                                             1,078,777         (36,681)        636,540
         Accrued expenses                                                17,833        (108,088)        585,363
         Deferred revenue                                                36,439          57,640          47,395
                                                                   ------------    ------------    ------------
             Net cash (used in) provided by operating activities     (2,835,394)      1,034,764       3,257,507
                                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (1,594,178)     (1,166,041)       (899,296)
   Capitalized software development costs                                    --              --         (29,358)
   Purchases of marketable securities                                        --      (5,722,368)     (1,014,590)
   Proceeds from maturity of marketable securities                    4,041,654       1,000,000              --
   Acquisition of data rights and customer lists                       (120,000)       (222,900)        (40,000)
   Cash paid in acquisition, net of cash acquired                    (1,134,441)             --              --
                                                                   ------------    ------------    ------------
             Net cash provided by (used in) investing activities      1,193,035      (6,111,309)     (1,983,244)
                                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                          465,722          54,988      27,440,445
   Repayments from (distributions to) shareholders, net                      --         135,022     (16,532,826)
   Proceeds from borrowings of debt                                          --              --      15,000,000
   Repayment of borrowings of debt                                   (4,084,491)             --     (15,000,000)
                                                                   ------------    ------------    ------------
             Net cash (used in) provided by financing activities     (3,618,769)        190,010      10,907,619
                                                                   ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                   (5,261,128)     (4,886,535)     12,181,882
CASH AND CASH EQUIVALENTS, beginning of period                        7,436,980      12,323,515         141,633
                                                                   ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of period                           $  2,175,852    $  7,436,980    $ 12,323,515
                                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
   Cash paid for interest                                          $         --    $         --    $     17,979
                                                                   ============    ============    ============
   Cash paid for income taxes                                      $  6,933,366    $  3,138,740    $  1,520,000
                                                                   ============    ============    ============

                                   (continued)

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:

     Effective October 26, 1999, Omega Research, Inc. acquired Window On WallStreet Inc. See Note 3 of Notes to Consolidated Financial Statements. Information with respect to the acquisition is summarized below:

         Consideration paid:
             Fair market value of common stock issued        $    8,625,009
             Fair market value of options issued                  1,495,059
             Acquisition costs                                    1,200,000
                                                             --------------
                  Total consideration paid                       11,320,068
         Fair value of net identifiable assets acquired           9,687,068
                                                             --------------

         Goodwill                                            $    1,633,000
                                                             ==============


Effective June 30, 1997, the Company declared a dividend distributing land and a building with a carrying value of $506,781 to its shareholders.




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

    The following is a summary of significant accounting policies followed in the preparation of these financial statements:

    Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries, Window on WallStreet Inc. ("Window On WallStreet") and Direct XChange Securities, Inc., since the acquisition of such subsidiaries on October 26, 1999. All significant intercompany transactions have been eliminated in consolidation.

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

    Accounts Receivable

    As of December 31, 1999, accounts receivable are primarily comprised of receivables earned under royalty agreements with entities that market and sell financial market data subscriptions (see Other Revenues below and Note 12). The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $716,000 and $3.7 million at December 31, 1999 and 1998, respectively, and allowances for potential returns of approximately $83,000 and $7.4 million at December 31, 1999 and 1998, respectively.

    The Company provides all client software customers with a 30-day right of return and, prior to 1999, recorded a provision for anticipated returns at the time of sale in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, Revenue Recognition When Right of Return Exists. To maintain a positive, customer-friendly environment, the Company has historically accepted returns in excess of 30 days. Approximately, 90% of all returns accepted under the 30-day right of return policy are initiated within 60 days following the date of sale. The reserve for returns and the provision for bad debts are estimated based on historical experience and other relevant information.

    Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value as of December 31, 1999 and 1998.

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

    Software Development Costs

    In accordance with SFAS No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed, the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The costs that are capitalized are amortized on the straight-line basis over a one-year period, the period of benefit, of the related products. For certain periods, the technological feasibility of the Company's products and the general release of such software substantially coincide, and, as a result, software development costs qualifying for capitalization are immaterial. There were no capitalized software development costs as of December 31, 1999 or 1998.

    Goodwill and Other Intangible Assets

    Goodwill and other intangible assets are stated at cost less accumulated amortization and are amortized using the straight-line method. Goodwill is being amortized over four years. Other intangible assets are being amortized over three to four years.

    Long-Lived Assets

    The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

    Revenue Recognition

    Licensing fees

    Prior to 1999, sales of client software products, net of provisions for anticipated returns, were recognized at the time the product was shipped, in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, Software Revenue Recognition and an estimate for returns was provided in accordance with SFAS No. 48.

    Beginning in 1999 with the launch of the Company's 2000i product line, changes in the Company's client software product sales, including introduction of a new, higher-priced product and longer financing terms, were deemed to alter the predictability of return reserves and the future collectibility of receivables. Accordingly, all 2000i product sales are recognized as they become due (generally over a period of up to 12 months and, for Omega Research ProSuite 2000i sales, over the course of up to 16 months).

    While the Company has no obligation to perform future services subsequent to shipment of client software, for a limited time, the Company voluntarily provides support on its web site, periodic "bug" fixes and telephone and electronic mail customer support as an accommodation to purchasers of its products as a means of fostering customer satisfaction. The majority of such services are provided during the first 60 days of ownership of the Company's products. Costs associated with this effort are insignificant in relation to product sales value and are accrued at the date the software is delivered in accordance with SOP 97-2.

    Certain products have been sold with bundled services (see discussion of Other Revenues below). The portion of software sales related to such bundled services are deferred and recognized as revenue on a monthly basis as the service is provided.

    Other Revenues

    The Company has, with respect to its client software products, entered into certain agreements with entities that market and sell financial market data subscriptions. Except for the agreement described in Note 12 (which is a royalty arrangement), the Company receives, in certain cases, monthly payments in the nature of commissions based on the use by the Company's client software customers of financial market data feed subscriptions which are accessed through one of the Company's client software products. The Company records these revenues as they are earned in accordance with the terms of the applicable contracts.

    In addition, the Company provides streaming real-time market information via the Internet through the Financial Data Cast Network ("FDCN") acquired in the Window On WallStreet acquisition. Revenue is recognized on a monthly basis as the service is provided. Payments received in advance of service are deferred and recognized on a monthly basis as the services are provided.

    Advertising Costs

    Advertising costs are expensed when the initial advertisement is run, and are included in sales and marketing expenses in the accompanying statements of operations. Advertising costs for the years ended December 31, 1999, 1998 and 1997 were $5.6 million, $5.8 million and $5.4 million, respectively.

     Stock-Based Compensation

    In accordance with SFAS No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with non-employees, the Company records compensation expense in the statement of operations when these types of options are issued. As permitted by SFAS No. 123, the Company accounts for its stock-based compensation paid to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25. See Note 8.

    Income Taxes

    For income tax purposes, the Company was an S corporation prior to September 30, 1997. Accordingly, net income and related timing differences which arose in the recording of income and expense items for financial reporting and tax reporting purposes were included in the individual tax returns of the S corporation shareholders. Effective September 30, 1997, the Company terminated its S corporation election, and, as a result, adopted SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income tax balances be recognized based on the differences between the financial statement and income tax bases of assets and liabilities using the enacted tax rates. See Note 9.

    Pro Forma Income Tax Adjustments

    The pro forma income tax adjustments included in the accompanying statement of operations for the year ended December 31, 1997 are for informational purposes only. Pro forma income taxes have been provided at an estimated effective rate of 39.5% for Omega Research for periods prior to September 30, 1997. In addition, a non-recurring tax credit of $1.2 million has been excluded from pro forma net income. See Note 9.

    (Loss) Earnings Per Share

    (Loss) earnings per share is calculated in accordance with SFAS No. 128, Earnings per Share. SFAS No.128 requires presentation of basic and diluted
(loss) earnings per share on the face of the statement of operations. Basic
(loss) earnings per share is computed by dividing the net (loss) income available to common shareholders by the weighted average shares of outstanding common stock. The calculation of diluted (loss) earnings per share is similar to basic (loss) earnings per share except that the denominator includes dilutive common stock equivalents such as stock options and warrants. See Note 11.

Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimates include established reserves for returns and reserves for potentially uncollectible accounts receivable.

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

    Comprehensive Income

    Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive (loss) income is equal to net (loss) income for all periods presented.

    Segment Information

    Segment information is required to be presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. During the three years ended December 31, 1999, management evaluated and operated the business of the Company as a single segment. See Note 13.

    New Accounting Pronouncements

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ended December 31, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company will be required to adopt SAB 101 by the fourth quarter of 2000. The adoption of SAB 101 is not expected to have a material impact on the financial statements of the Company.

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

(2)  RESTATEMENT

     Subsequent to the filing of the Company's Consolidated Financial Statements for each of the three years ended December 31, 1999 on Form 10-K and in connection with its review of a registration statement on Form S-4 related to the proposed merger with onlinetradinginc.com corp. ("OnlineTrading.com") (see
Note 15), the Staff of the Securities and Exchange Commission ("SEC") expressed concern about the method of accounting for revenue recognition of licensing fees used by the Company and its method of accounting for the acquisition of Window On WallStreet. As a result of consultation with the Staff of the SEC, the Company restated certain of its annual and quarterly financial statements as discussed below.

     Beginning in 1999, with the launch of the Company's 2000i product line, changes in the Company's client software product sales, including introduction of a new, higher-priced product and longer financing terms, were deemed to alter the predictability of return reserves and the future collectibility of receivables. Accordingly, all 2000i product sales are recognized as they become due (generally over a period of up to 12 to 16 months). Prior to 1999, sales of client software products were recognized, net of anticipated returns, at the time the product was shipped. In addition, the Company's acquisition of Window On WallStreet has been restated to be accounted for under the purchase method of accounting. A summary of the effects of the restatement for the three-year period ended December 31, 1999 is as follows:

                                                               Purchase           Revenue
                                             Previously       Accounting        Recognition           As
                                              Reported        Adjustments       Adjustments        Restated
                                          ----------------  ---------------  ----------------  ---------------
1999:

Net revenues                                $   42,869,969    $  (2,679,375)   $  (16,454,059)   $  23,736,535
Income (loss) before income taxes                  879,391        3,939,150       (10,877,059)      (6,058,518)
Net loss                                          (966,609)       3,939,150        (6,695,059)      (3,722,518)
Loss per share:
  Basic and diluted                                  (0.04)            0.17             (0.29)           (0.16)

1998:

Net revenues                                    31,710,753       (3,494,248)               --       28,216,505
Income before income taxes                         623,453        2,384,094                --        3,007,547
Net (loss) income                                 (428,547)       2,384,094                --        1,955,547
(Loss) earnings per share:
    Basic and diluted                                (0.02)            0.11              0.00             0.09

1997:

Net revenues                                    32,950,448       (3,724,174)               --       29,226,274
Income before income taxes                       8,153,922          786,391                --        8,940,313
Pro forma net income                             4,665,191          786,391                --        5,451,582
Pro forma earnings per share:
   Basic                                              0.21             0.06              0.00             0.27
   Diluted                                            0.21             0.05              0.00             0.26

    The revenue recognition timing changes do not impact revenue recognition for the Company's Internet subscription services or other revenues, or any of the Company's planned service offerings, which are expected to generate the majority of the Company's revenues in the future. The amounts reported for 1997 and 1998 are the same as the Company had previously reported prior to the Window On WallStreet acquisition in its Annual Report on Form 10-K for the year ended December 31, 1998 filed with the SEC on March 30, 1999.

(3)  ACQUISITION

    Effective October 26, 1999, the Company acquired Window On WallStreet, a leading provider of Internet-based streaming real-time market data and a developer of client software and on-line trading strategy tools. Under the terms of the merger agreement, Window On WallStreet shareholders received 1,999,995 newly issued shares of the Company's common stock for all of the issued and outstanding shares of Window On WallStreet's common stock. In addition, the Company (i) repaid in accordance with its terms approximately $4.1 million of debt, (ii) assumed all outstanding stock options to purchase Window On WallStreet common stock which, based on an exchange ratio of 0.210974, were exercisable for an aggregate of 182,529 shares of the Company's common stock and issued to employees 335,000 stock options to purchase the Company's common stock, and (iii) paid fees and costs relating to the acquisition of $1.2 million. The consolidated financial statements contained herein reflect this acquisition under the purchase method of accounting.

    At the acquisition date, the shares of the Company's common stock issued were valued at $8.6 million and the options were valued at $1.5 million. The resulting goodwill of $1.6 million and identifiable intangible assets of $15.0 million are being amortized over a period of three to four years. See Note 5.

    Under purchase accounting, the results of operations of the acquired company are included from the acquisition date forward. Accordingly, the consolidated financial statements include the results of operations of Window on WallStreet from October 26, 1999 through December 31, 1999. The following pro forma financial information assumes the acquisition of Window On WallStreet occurred on January 1, 1998:

                                            1999                  1998
                                        ---------------    ---------------

         Pro forma net revenues         $   26,415,910     $   31,710,753
         Pro forma net loss                (11,811,588)        (5,778,467)
         Pro forma loss per share                (0.49)             (0.24)

    There were no material relationships or intercompany transactions between the Company and Window On WallStreet prior to the acquisition.

(4) PROPERTY AND EQUIPMENT, NET

    Property and equipment, net consists of the following as of December 31, 1999 and 1998:

                                                 Useful Life
                                                  In Years         1999          1998
                                                  --------         ----          ----
    Computers and software                          3-5        $ 4,682,353   $ 2,648,974
    Furniture and equipment                         3-7            495,877       413,075
    Leasehold improvements                          3-5            178,811       122,449
    Autos                                            5                  --       110,205
                                                                -----------  ------------
                                                                 5,357,041     3,294,703
    Accumulated depreciation and amortization                   (2,745,587)   (1,623,778)
                                                                -----------  ------------
                                                               $ 2,611,454   $ 1,670,925
                                                               ============  ============

(5) GOODWILL AND OTHER INTANGIBLE ASSETS, NET

    Goodwill and other intangible assets consist of the following as of December 31, 1999:

                                             Amortization
                                                Period
                                                In Years           1999
                                             -------------    --------------
     Goodwill                                       4         $    1,633,000
     Accumulated amortization                                        (68,042)
                                                              --------------
        Goodwill, net                                         $    1,564,958
                                                              ==============

     Purchased technology and workforce             3         $   11,600,000
     Trade names and patents                        3              1,500,000
     Customer lists                                 3              1,275,000
     Non-compete agreements                         4                600,000
                                                              --------------
        Total other intangible assets                             14,975,000
     Accumulated amortization                                       (823,611)
                                                              --------------
        Other intangible assets, net                          $   14,151,389
                                                              ==============

(6) ACCRUED EXPENSES

Accrued expenses consist of the following as of December 31, 1999 and 1998:

                                                             1999        1998
                                                             ----        ----

      Payroll and related accruals                       $  579,153  $  542,218
      Accrued data distribution and exchange fees           550,977          --
      Accrued technical support costs                       161,000     173,500
      Other                                                 570,191     246,746
                                                         ----------  ----------
                                                         $1,861,321  $  962,464
                                                         ==========  ==========

(7) DEFERRED REVENUE

     Deferred revenue is comprised of deferrals for (i) licensing fees for which amounts are paid for obligations which have not yet been fulfilled (such as committed upgrades), (ii) payments received in advance of service or bundled with client software purchases and (iii) registration fees and sponsorship and exhibitor deposits for OmegaWorld, the Company's annual conference, designed to highlight the benefits of trading strategy development, held during the second quarter of each year. Deferred revenue consists of the following as of December 31, 1999 and 1998:

                                                             1999        1998
                                                             ----        ----

     Licensing fees                                      $       --  $   48,450
     Subscription services                                  290,300          --
     OmegaWorld                                             124,524      56,585
                                                         ----------  ----------
                                                         $  414,824  $  105,035
                                                         ==========  ==========

(8) SHAREHOLDERS' EQUITY

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

    Stock Option Plans

    The Company has reserved 4,500,000 shares of its common stock for issuance under its Amended and Restated 1996 Incentive Stock Plan, as amended (the "Option Plan"). Under the Option Plan, incentive and nonqualified stock options, stock appreciation rights, stock awards, performance shares and performance units are available to employees or consultants of the Company. Currently, only options have been granted. The terms of each option agreement are determined by the Compensation Committee of the Board of Directors. The exercise price of incentive stock options may not be less than fair market value at the date of grant and their terms may not exceed ten years. The options issued under the Option Plan generally vest ratably over a five-year period. In January 2000, the Board of Directors, as part of its authorization of the Merger Agreement (see Note 15) with OnlineTrading.com authorized an increase, subject to approval by the Company's shareholders of the Merger Agreement and the merger with OnlineTrading.com, in the number of shares of common stock reserved for issuance under the Option Plan from 4,500,000 to 7,500,000, subject to future anti-dilution adjustments.

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

    As discussed in Note 3, the Company assumed all outstanding stock options to purchase Window On WallStreet common stock ("WOW Options"). The WOW Options generally vest ratably over a four-year period and their terms are ten years.

    A summary of stock option activity including stock options granted under the Option Plan and the Director Plan is as follows:

                                                                                  Option Price Per Share
                                                       Number          --------------------------------------------
                                                      of Shares             Low            High         Weighted
                                                   -------------       -------------  -------------  --------------
    Outstanding, December 31, 1996                       582,000         $  1.25        $   1.25        $  1.25
       Granted                                           559,175            1.25           11.00           4.90
       Canceled                                          (25,350)           2.00           11.00           3.51
       Exercised                                          (8,000)           1.25            1.25           1.25
                                                   -------------
    Outstanding, December 31, 1997                     1,107,825            1.25           11.00           3.04
       Granted                                         1,856,216            1.59            5.34           2.27
       Canceled                                          (59,355)           2.00           11.00           4.70
       Exercised                                         (11,350)           1.25            2.00           1.47
                                                   -------------
    Outstanding, December 31, 1998                     2,893,336            1.25           11.00           2.52
       Granted                                         1,050,625            1.66           10.25           5.80
       Assumed WOW Options                               182,529             .48            8.06           4.62
       Canceled                                         (131,278)            .48           11.00           3.91
       Exercised                                        (181,560)           1.25           11.00           2.14
                                                   -------------
    Outstanding, December 31, 1999                     3,813,652             .48           11.00           3.49
                                                   =============

     Additional information regarding options outstanding at December 31, 1999 is as follows:

                                        Options Outstanding                      Options Exercisable
       Range of          --------------------------------------------------  ----------------------------------
     Exercisable              Number         Weighted         Weighted          Number          Weighted
        Prices             Outstanding        Average          Average       Exercisable         Average
-----------------------       As of         Contractual       Exercise           As of          Exercise
    Low         High        12/31/99           Life             Price          12/31/99           Price
------------   --------  ----------------  ---------------  --------------  ----------------  ---------------
      $0.48      $0.48            82,572        5.8              $0.48            81,728          $0.48
       1.25       1.66         1,503,252        8.3               1.52           467,647           1.42
       2.00       3.00           780,647        8.0               2.81           142,475           2.80
       3.03       4.53           605,440        8.0               4.05           112,133           3.20
       4.59       6.35           297,200        8.6               5.48            46,500           5.16
       6.94      10.25           489,961        8.9               8.39            54,472           7.72
      11.00      11.00            54,580        7.6              11.00            25,405          11.00
                               ---------                                         -------

      $0.48      $11.0         3,813,652        8.2              $3.49           930,360         $ 2.58
                               =========                                         =======

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

    Included in compensation expense in 1999, 1998 and 1997 was approximately $5,000, $7,000 and $23,000, respectively, related to options issued to consultants of the Company, accounted for under the provisions of SFAS No. 123. Such options were issued in connection with the procurement of training services and product content. The exercise prices of the consultant option grants in 1999, 1998 and 1997 were $5.97, $1.66 and $11.00, respectively, and the option grants vest over a period of 3-years, 5-years and 6-months, respectively. The fair values of these grants at the date of issue were $102,000, $2,000 and $31,000, respectively. In determining the fair value of these grants, the assumptions set forth below for employee option grants were used in the application of the Black-Scholes model for these grants except for the weighted average life of three years used for the 1997 grant. The provisions of Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in conjunction with Selling, Goods or Services were applied in determining the amount of expense recorded in each of the periods noted above.

    Options to purchase 930,360, 323,450 and 110,900 shares were exercisable at December 31, 1999, 1998 and 1997, respectively.

    The Company, as permitted by SFAS No. 123, applies APB Opinion No. 25 for options granted to employees. Accordingly, no compensation is recognized for such grants to the extent that their exercise price is equal to the fair market value of the underlying stock at the date of grant. Had compensation cost for the Company's stock options been based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the Company's pro forma net loss (and pro forma loss per share) would have been approximately $4.6 million ($0.20 per share) for the year ended December 31, 1999 and pro forma net income (and pro forma earnings per share on a diluted basis) would have been and $1.4 million ($0.06 per share) and $5.2 million ($0.25 per share) for the years ended December 31, 1998 and 1997, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes model with the following assumptions:

                                      1/1/97 -     10/1/97 -
                                      9/30/97      12/31/97     1998    1999
                                      -------      --------     ----    ----
Risk free interest rate                 6 %          5 %        5 %      5 %
Dividend yield                           -            -          -        -
Volatility factors                      70%          81%        81%      75%
Weighted average life (years)            7            7          5        5

Employee Stock Purchase Plan

    In July 1997, the Board of Directors of the Company adopted and the shareholders approved the 1997 Employee Stock Purchase Plan (the "Purchase Plan") and reserved 500,000 shares of common stock pursuant to the exercise of nontransferable options granted to participating employees. The exercise price for the options for each six-month Purchase Plan period is 85% of the lesser of the fair market value of the Company's common stock on the first or last business day of the Purchase Plan period. The Purchase Plan provides for the first options to be granted for the Purchase Plan period which commenced January 1, 1998. During the years ended December 31, 1999 and 1998, 23,585 and 12,506 shares of common stock were issued under the plan at an average price of $3.27 and $3.06, respectively.

(9) INCOME TAXES

    The components of income tax (benefit) provision for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                  1999              1998             1997
                                                             --------------   ---------------   --------------
     Current tax provision:
         Federal                                             $    5,263,000   $     2,254,000   $    1,739,894
         State                                                      879,000           376,000          289,106
                                                             --------------   ---------------   --------------
              Total current tax provision                         6,142,000         2,630,000        2,029,000
                                                             --------------   ---------------   --------------

     Deferred tax benefit:
         Federal                                             $   (7,268,000)  $    (1,353,000)  $   (2,540,811)
         State                                                   (1,210,000)         (225,000)        (422,189)
                                                             ---------------  ---------------   --------------
              Total deferred tax benefit                         (8,478,000)       (1,578,000)      (2,963,000)
                                                             ---------------  ---------------   --------------

              Total income tax (benefit) provision           $   (2,336,000)  $     1,052,000   $     (934,000)
                                                             ==============   ===============   ==============

    Deferred income taxes are recorded when revenues and expenses are recognized in different periods for financial statement and tax return purposes. The temporary differences that created deferred income taxes are as follows:

                                                                 1999                 1998
                                                          -----------------     -----------------
Deferred income taxes, short term:
     Reserves and allowances                              $         387,000     $       4,351,000
     Difference in revenue recognition                           12,260,000                    --
     Deferred revenue and accrued liabilities                       425,000               190,000
     Other                                                          385,000               220,000
                                                          -----------------     -----------------
         Total deferred income taxes, short term                 13,457,000             4,761,000
     Valuation allowance                                           (236,000)             (220,000)
                                                          -----------------     -----------------
         Deferred income taxes, short term, net           $      13,221,000     $       4,541,000
                                                          =================     =================

Deferred income taxes, long term:

     Net operating loss carryforwards                     $       2,533,000     $              --
     Valuation allowance                                         (2,533,000)                   --
                                                          -----------------     -----------------
         Deferred income taxes, long term, net            $              --     $              --
                                                          =================     =================

    At December 31, 1999, the Company had an income tax receivable of approximately $589,000 which will be realized upon filing 1999 tax returns. The realizability of the deferred tax assets is based primarily upon the Company's ability to carryback its expected tax loss during 2000 to recoup approximately $8.6 million of federal income taxes paid during 1998 and 1999. The remaining deferred tax assets are expected to be realized through future taxable income.

    The Company has available net operating loss carryforwards totaling approximately $6.7 million (through its acquisition of Window On WallStreet), which will begin to expire in 2012. The Company also has tax credit carryforwards totaling approximately $100,000, which will begin to expire in 2012. The utilization of these net operating losses and tax credits will be subject to limitations of approximately $518,000 per year which are cumulative to the extent not utilized by the Company. The deferred tax asset related to these carryforwards has been reduced to zero by a valuation allowance.

    A reconciliation of the difference between the expected (benefit) provision for income taxes using the statutory Federal tax rate and the Company's actual (benefit) provision is as follows:

                                                                  1999              1998             1997
                                                             --------------   ---------------   --------------
Income tax (benefit) provision using statutory
     Federal tax rate                                        $   (2,120,481)  $     1,052,641   $    3,129,110
Pro forma taxes for periods prior to
     September 30, 1997                                                  --                --       (3,255,731)
Tax credits                                                              --                --       (1,167,000)
Other                                                              (215,519)             (641)         359,621
                                                             ---------------  ---------------   --------------
              Total income tax (benefit) provision           $   (2,336,000)  $     1,052,000   $     (934,000)
                                                             ==============   ===============   ==============

    The effective tax rates for 1999 and 1998 were 39% and 35%, respectively.

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

(10)  EMPLOYEE BENEFIT PLAN

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

 (11)  (LOSS) EARNINGS PER SHARE

    Weighted average shares outstanding for the years ended December 31, 1999, 1998 and 1997 are calculated as follows:

                                                                    1999           1998           1997
                                                                    ----           ----           ----
     Weighted average shares outstanding (basic)                 22,758,654     22,255,627     20,171,527
     Impact of dilutive options after applying
         the treasury stock method                                       --        502,286        713,148
                                                                ------------   ------------   ------------
     Weighted average shares outstanding (diluted)               22,758,654     22,757,913     20,884,675
                                                                ------------   ------------   ------------

     Options outstanding which are not included in
         the calculation of diluted (loss) earnings per
         share because their impact is antidilutive               3,813,652        415,250         78,075
                                                                ============   ============   ============

(12) COMMITMENTS AND CONTINGENCIES

    Operating Leases

    The Company has seven non-cancelable operating leases for facilities. The only significant facility operating leases are for the Company's corporate headquarters. The original lease is for five and one-half years and commenced in February 1997. In December 1998, February 1999 and January 2000, the Company entered into a sub-lease and two lease amendments for additional space at the facilities with lease terms ending on the same day as the original lease. In addition to the leases for facilities, the Company leases its telephone system and certain computer equipment.

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
                                                  ----------

                                                  $6,823,354
                                                  ==========

    Total rent expense for 1999, 1998 and 1997 was approximately $584,000, $329,000 and $256,000, respectively.

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

(13) SEGMENT AND RELATED INFORMATION

    During the three years ended December 31, 1999, management evaluated and operated the business of the Company as a single segment. The internal financial reporting systems present data in formats directed to enable management to run the business as a single operating segment.

    Net revenues from the licensing of the Company's client software products represented 68%, 78% and 83% of total consolidated net revenues in 1999, 1998 and 1997, respectively. Royalties under the Agreement with Bridge Telerate represented 17%, 11% and 7% of total consolidated net revenues in 1999, 1998 and 1997, respectively.

    The mix of net revenue from the Company's client software products are broken down as follows for the three years ended December 31, 1999:

Product                                1999           1998          1997
-------                                ----           -----        -----
Omega Research ProSuite                  67 %           - %            - %
TradeStation                             18            59             65
OptionStation                             4            28             23
SuperCharts                               2             4              7
Other                                     9             9              5
                                       ----           ----           ----
                                        100 %         100 %          100 %
                                       ====           ====           ====

    The Company engages in sales to customers outside of the United States through the use of independent distributors and responses to direct telephonic or electronic mail inquiries from foreign persons. Less than 10% of the Company's total consolidated net revenues were derived from customers outside of the United States for the years ended December 31, 1999, 1998 and 1997.

 (14)  UNAUDITED QUARTERLY FINANCIAL INFORMATION

    The following tables summarize selected quarterly financial data of the Company for the years ended December 31, 1999 and 1998.

                                                                     1999
                             --------------------------------------------------------------------------------------
                                   First           Second             Third           Fourth             Full
                                  Quarter          Quarter           Quarter          Quarter            Year
                             ---------------   ---------------  ----------------  ---------------  ----------------
Net revenues                 $     5,618,410   $     6,207,859  $      6,096,047  $     5,814,219  $     23,736,535
Gross profit*                $     5,135,619   $     5,752,470  $      5,636,409  $     5,280,306  $     21,804,804
Net loss                     $      (457,762)  $      (546,935) $       (260,173) $    (2,457,648) $     (3,722,518)
Loss per share:
  Basic and diluted          $          (.02)  $          (.02)  $          (.01)  $         (.10)  $          (.16)

                                                                     1998
                             --------------------------------------------------------------------------------------
                                   First           Second             Third           Fourth             Full
                                  Quarter          Quarter           Quarter          Quarter            Year
                             ---------------   ---------------  ----------------  ---------------  ----------------
Net revenues                 $     7,030,794   $     7,651,597  $      6,469,473  $     7,064,641  $     28,216,505
Gross profit*                $     6,579,542   $     7,132,764  $      6,156,909  $     6,549,212  $     26,418,427
Net income                   $       801,954   $       817,018  $        216,103  $       120,472  $      1,955,547
Earnings per share:
  Basic and diluted          $           .04   $           .04  $            .01  $           .01  $            .09

*Gross profit is defined as total net revenues less cost of licensing fees.

(15) RECENT DEVELOPMENTS

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

    Pursuant to an Agreement and Plan of Merger and Reorganization, as amended (the "Merger Agreement"), a newly-formed holding company will own 100% of the issued and outstanding capital stock of Omega Research and OnlineTrading.com. Upon completion of the merger, as a result of share exchanges between the holding company and each of Omega Research and OnlineTrading.com, and the listing of the holding company's shares, the holding company will be the sole publicly-traded company in the group with its outstanding shares of common stock listed on The Nasdaq National Market. The holding company will initially be owned between 62% and approximately 57% (on a fully diluted basis) by Omega Research's shareholders and between 38% and approximately 43% (on a fully diluted basis) by OnlineTrading.com's shareholders. The precise percentages will be determined by the formulae set forth in the Merger Agreement. Closing of the Merger Agreement is conditioned upon and subject to the filing and effectiveness of a registration statement on Form S-4, as amended, the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of the other conditions precedent to consummating the Merger Agreement.

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

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULE


                                                                                                   Page
                                                                                                   ----

Report of Independent Certified Public Accountants on Schedule....................................  S-2

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1999,
1998 and 1997 ....................................................................................  S-3

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULE


To Omega Research, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K and have issued our report thereon dated November 2, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

ARTHUR ANDERSEN LLP


Miami, Florida,
    November 2, 2000.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           Balance at         Charged to                              Balance at
                                          Beginning of         Costs and                                End of
                                             Period            Expenses           Deductions            Period
                                        ---------------     ---------------     ---------------    ----------------
Year ended December 31, 1999
   (Restated):
     Allowance for doubtful accounts    $     3,723,000     $        25,000     $    (3,032,000)   $        716,000
     Allowance for returns                    7,350,000              83,000          (7,350,000)             83,000
                                        ---------------     ---------------     ---------------    ----------------
                                        $    11,073,000     $       108,000     $   (10,382,000)   $        799,000
                                        ===============     ===============     ===============    ================

Year ended December 31, 1998:
   (Restated):
     Allowance for doubtful accounts    $     3,229,166     $     2,222,834     $    (1,729,000)   $      3,723,000
     Allowance for returns                    4,150,000          25,336,754         (22,136,754)          7,350,000
                                        ---------------     ---------------     ---------------    ----------------
                                        $     7,379,166     $    27,559,588     $   (23,865,754)   $     11,073,000
                                        ===============     ===============     ===============    ================
Year ended December 31, 1997:
   (Restated):
     Allowance for doubtful accounts    $       830,430     $     2,450,736     $       (52,000)   $      3,229,166
     Allowance for returns                    1,797,000          15,737,063         (13,384,063)          4,150,000
                                        ---------------     ---------------     ---------------    ----------------
                                        $     2,627,430     $    18,187,799     $   (13,436,063)   $      7,379,166
                                        ===============     ===============     ===============    ================

                                 EXHIBIT INDEX


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

    23.1           Consent of Arthur Andersen LLP
    27.1           Financial Data Schedule