Form 10-Q/A
period 2000-03-31
OMEGA RESEARCH INC
filed 2000-11-14
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                 (305) 485-7000
                                 --------------
              (Registrant's telephone number, including area code)

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

The undersigned Registrant hereby amends and restates in its entirety its Quarterly Report on Form 10-Q for the three months ended March 31, 2000 pursuant to this Form 10-Q/A.

                               TEXT OF AMENDMENTS

Subsequent to the filing of Omega Research, Inc.'s consolidated financial statements for the three months ended March 31, 2000 on Form 10-Q, and in connection with its review of a registration statement on Form S-4 related to the proposed merger with onlinetradinginc.com corp. ("OnlineTrading.com") (see
Note 6 of Notes to Consolidated Financial Statements elsewhere in this report), the Staff of the Securities and Exchange Commission ("SEC") expressed concern about the method of accounting for revenue recognition of licensing fees used by Omega Research, Inc. (the "Registrant" or the "Company") and its method of accounting for the acquisition of Window On WallStreet Inc. ("Window On WallStreet"). As a result of consultation with the Staff of the SEC, the Company restated certain of its annual and quarterly financial statements as discussed below.

As a result of the restatement: (i) beginning in 1999 revenues with respect to the Company's sales of its 2000i products are recognized on an as due basis in accordance with the payment terms of the sales; and (ii) the Company's October 1999 merger with Window On WallStreet was accounted for under the purchase method of accounting.

Accordingly, the purpose of this amendment is to restate the Company's historical consolidated financial statements to reflect these changes. The Company is amending and restating its Form 10-Q for the fiscal quarter ended March 31, 2000 in its entirety in order to amend those items that are affected by the restatement adjustments listed above. The Form 10-Q/A still speaks as of March 31, 2000 (except as otherwise expressly noted herein), and the items herein have been modified or updated as required to reflect the effects of the restatement adjustments to the consolidated financial statements.

The restatement, as it relates to revenue recognition, relates solely to the timing thereof and has no impact on cash flow. The primary effect of this change is to shift a portion of the 1999 and early 2000 net revenues and operating income to 2000 and, to a lesser extent, to 2001. This shift in timing of revenue recognition does not change the Company's expectations that its change in business model will result in net losses at least through the first quarter of 2001. The revenue recognition timing changes do not impact revenue recognition for the Company's Internet subscription services or other revenues, or any of the Company's planned service offerings, which are expected to generate the majority of the Company's revenues in the future. See Note 1 of Notes to Consolidated Financial Statements elsewhere in this report.

                              OMEGA RESEARCH, INC.

                                      INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets
                  March 31, 2000 (unaudited) and December 31, 1999.........  4

        Consolidated Statements of Operations
                  Three months ended March 31, 2000 and 1999 (unaudited)...  5

        Consolidated Statements of Cash Flows
                  Three months ended March 31, 2000 and 1999 (unaudited)...  6

        Notes to Consolidated Financial Statements.........................  7

Item 2. Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................... 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk......... 17

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.......................... 18

Item 6. Exhibits and Reports on Form 8-K................................... 18

Signature.................................................................. 19

Exhibit Index.............................................................. 20

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Restated)

                                                             March 31,      December 31,
                                                               2000            1999
                                                           ------------     ------------
                                                           (Unaudited)
ASSETS:
-------

CURRENT ASSETS:
     Cash and cash equivalents                             $  1,537,436     $  2,175,852
     Marketable securities                                    1,695,304        1,695,304
     Accounts receivable, net                                 1,549,373        1,976,000
     Inventory                                                  131,355           67,371
     Income tax receivable                                    4,128,106          589,106
     Other current assets                                       690,853        1,033,277
     Deferred income taxes                                    9,682,000       13,221,000
                                                           ------------     ------------
         Total current assets                                19,414,427       20,757,910

PROPERTY AND EQUIPMENT, net                                   2,659,199        2,611,454
GOODWILL, net                                                 1,462,895        1,564,958
OTHER INTANGIBLE ASSETS, net                                 12,915,972       14,151,389
OTHER ASSETS                                                  1,023,771          473,344
                                                           ------------     ------------
         Total assets                                      $ 37,476,264     $ 39,559,055
                                                           ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                      $  3,297,198     $  2,786,739
     Accrued expenses                                         2,081,738        1,861,321
     Deferred revenue                                         1,854,062          414,824
                                                           ------------     ------------
         Total current liabilities                            7,232,998        5,062,884
                                                           ------------     ------------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 25,000,000
         shares authorized, none issued and outstanding              --               --
     Common stock, $.01 par value; 100,000,000
         shares authorized, 24,557,010 and 24,475,104
         issued and outstanding at March 31, 2000 and
         December 31, 1999, respectively                        245,570          244,751
     Additional paid-in capital                              34,901,794       34,618,412
     Accumulated deficit                                     (4,904,098)        (366,992)
                                                           ------------     ------------
         Total shareholders' equity                          30,243,266       34,496,171
                                                           ------------     ------------
         Total liabilities and shareholders' equity        $ 37,476,264     $ 39,559,055
                                                           ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Restated)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                 -----------------------------
                                                                                    2000              1999
                                                                                 ------------     ------------
NET REVENUES:
     Licensing fees                                                              $  5,846,996     $  3,997,749
     Subscription services                                                            902,834               --
     Other revenues                                                                 1,950,445        1,620,661
                                                                                 ------------     ------------
         Total net revenues                                                         8,700,275        5,618,410
                                                                                 ------------     ------------
OPERATING EXPENSES:
     Cost of licensing fees                                                           272,295          482,791
     Cost of subscription services                                                    539,374               --
     Product development                                                            1,827,503        1,064,747
     Sales and marketing                                                            7,572,860        3,849,881
     General and administrative                                                     1,722,211        1,128,456
     Amortization of goodwill                                                         102,063               --
     Amortization of other intangible assets                                        1,235,417               --
                                                                                 ------------     ------------
         Total operating expenses                                                  13,271,723        6,525,875
                                                                                 ------------     ------------
         Loss from operations                                                      (4,571,448)        (907,465)

OTHER INCOME, net                                                                      34,342          109,703
                                                                                 ------------     ------------
         Loss before income taxes                                                  (4,537,106)        (797,762)

INCOME TAX BENEFIT                                                                         --         (340,000)
                                                                                 ------------     ------------
         Net loss                                                                $ (4,537,106)    $   (457,762)
                                                                                 ============     ============
LOSS PER SHARE (Note 4):
     Basic and diluted                                                           $      (0.18)    $      (0.02)
                                                                                 ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Restated)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                 -----------     -----------
                                                                                    2000            1999
                                                                                 -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                    $(4,537,106)    $  (457,762)
     Adjustments to reconcile net loss to net
       cash (used in) provided by operating activities:
        Depreciation and amortization                                              1,669,840         177,221
        Compensation expense on stock option grants                                   38,418          42,781
        Deferred income tax provision (benefit)                                    4,450,000      (2,709,000)
        (Increase) decrease in:
           Accounts receivable                                                       426,627       1,814,618
           Inventory                                                                 (63,984)        117,031
           Other current assets                                                      342,424         145,719
           Other assets                                                             (564,572)       (106,450)
           Income tax receivable                                                  (4,450,000)      2,069,260
        Increase (decrease) in:
           Accounts payable                                                          510,459         476,383
           Accrued expenses                                                          220,417         329,950
           Deferred revenue                                                        1,439,238         199,011
                                                                                 -----------     -----------
             Net cash (used in) provided by operating activities                    (518,239)      2,098,762
                                                                                 -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                           (365,960)       (476,901)
     Acquisition of data rights and customer lists                                        --         (85,000)
                                                                                 -----------     -----------
             Net cash used in investing activities                                  (365,960)       (561,901)
                                                                                 -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                          245,783         139,377
                                                                                 -----------     -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                  (638,416)      1,676,238

CASH AND CASH EQUIVALENTS, beginning of period                                     2,175,852       7,436,980
                                                                                 -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                         $ 1,537,436     $ 9,113,218
                                                                                 ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                       $        --     $        --
                                                                                 ===========     ===========
    Cash paid for income taxes                                                   $        --     $   300,000
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

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (All notes and related disclosures applicable to the three months ended
                     March 31, 2000 and 1999 are unaudited)

         The accompanying financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K/A of Omega Research, Inc. (the "Company" or "Omega Research") for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

1. Restatement

         Subsequent to the filing of the Company's Consolidated Financial Statements for the three months ended March 31, 2000 and in connection with its review of a registration statement on Form S-4 related to the proposed merger with onlinetradinginc.com corp. ("OnlineTrading.com") (see Note 6), the Staff of the Securities and Exchange Commission ("SEC") expressed concerns about the method of accounting for revenue recognition of licensing fees used by the Company and its method of accounting for the acquisition of Window On
WallStreet Inc. ("Window On WallStreet"). As a result of consultation with the Staff of the SEC, the Company restated certain of its annual and quarterly financial statements as discussed below.

         Beginning in 1999 with the launch of the Company's 2000i product line, changes in the Company's client software product sales, including introduction of a new, higher-priced product and longer financing terms, were deemed to alter the predictability of return reserves and the future collectibility of receivables. Accordingly, all 2000i product sales are recognized as they become due (generally over a period of up to 12 to 16 months). Prior to 1999, sales of client software products were recognized, net of anticipated returns, at the time the product was shipped. In addition, the Company's acquisition of Window On WallStreet has been restated to be accounted for under the purchase method of accounting. A summary of the effects of the restatement for the three month periods ended March 31, 2000 and 1999 follows:

                                                         Purchase         Revenue
                                       Previously       Accounting      Recognition          As
                                        Reported        Adjustments      Adjustments       Restated
                                      ------------     ------------     ------------     ------------
Three months ended March 31, 2000:
----------------------------------

Net revenues                          $  8,400,575     $         --     $    299,700     $  8,700,275
Loss before income taxes                (4,773,326)      (1,337,480)       1,573,700       (4,537,106)
Net loss                                (2,961,326)      (1,337,480)        (238,300)      (4,537,106)
Loss per share :
   Basic and diluted                         (0.12)           (0.05)           (0.01)           (0.18)

Three months ended March 31, 1999:
----------------------------------

Net revenues                          $ 10,435,384     $   (994,596)    $ (3,822,378)    $  5,618,410
Income (loss) before income taxes        1,364,101          560,515       (2,722,378)        (797,762)
Net income (loss)                          650,101          560,515       (1,668,378)        (457,762)
Earnings (loss) per share :
   Basic                                      0.03             0.02            (0.07)           (0.02)
   Diluted                                    0.02             0.03            (0.07)           (0.02)

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

2. Accounts Receivable

         As of March 31, 2000 and December 31, 1999, accounts receivable were primarily comprised of receivables earned under royalty agreements with entities that market and sell financial market data. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $716,000 at March 31, 2000 and December 31, 1999, and allowances for potential returns of approximately $83,000 at March 31, 2000 and December 31, 1999.

3. Deferred Revenue

         Deferred revenue is comprised of deferrals for (i) payments received in advance of service provided or bundled with client software purchases, (ii) payments received for licensing fees prior to the completion of the Company's 30-day trial period and (iii) registration fees and sponsorship and exhibitor deposits for OmegaWorld, the Company's annual conference, designed to highlight the benefits of trading strategy development, held during the second quarter of each year. Deferred revenue consists of the following as of March 31, 2000 and December 31, 1999:

                                      March 31,   December 31,
                                        2000          1999
                                     ----------    ----------
         Subscription services       $1,206,537    $  290,300
         Licensing fees                 371,000            --
         OmegaWorld                     276,525       124,524
                                     ----------    ----------
                                     $1,854,062    $  414,824
                                     ==========    ==========

4. Loss Per Share

         Weighted average shares outstanding for the three months ended March 31, 2000 and 1999 are calculated as follows:

                                                             Three Months Ended
                                                                   March 31,
                                                           ------------------------
                                                              2000          1999
                                                           ----------    ----------
Weighted average shares outstanding (basic)                24,539,324    22,296,961
Impact of dilutive options after applying the treasury
    stock method                                                   --            --
                                                           ----------    ----------
Weighted average shares outstanding (diluted)              24,539,324    22,296,961
                                                           ----------    ----------
Options outstanding which are not included in the
    calculation of diluted loss per share because their
    impact is antidilutive                                  4,181,927     3,038,159
                                                           ==========    ==========

5. Comprehensive Income

         Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners. Comprehensive loss is equal to net loss for all periods presented.

6. Business Combinations

         Effective October 26, 1999, the Company acquired Window On WallStreet, a leading provider of Internet-based streaming real-time market data and a developer of client software and on-line trading strategy tools. Under the terms of the merger agreement, Window On WallStreet shareholders received 1,999,995 newly issued shares of the Company's common stock for all of the issued and outstanding shares of Window On WallStreet's common stock. In addition, the Company (i) repaid in accordance with its terms approximately $4.1 million of debt, (ii) assumed all outstanding stock options to purchase Window On WallStreet common stock which, based on an exchange ratio of 0.210974, were exercisable for an aggregate of 182,529 shares of the Company's common stock and issued to employees 335,000 stock options to purchase the Company's common stock, and (iii) paid fees and costs relating to the acquisition of $1.2 million. The acquisition has been accounted for under the purchase method of accounting.

         At the acquisition date, the shares of the Company's common stock issued were valued at $8.6 million. The options were valued at $1.5 million. The resulting goodwill of $1.6 million and other identifiable intangible assets of $15.0 million will be amortized over a period of three to four years.

         Under purchase accounting, the results of operations of the acquired company are included from the acquisition date forward. Accordingly, the Consolidated Financial Statements contained herein include the results of operations of Window on WallStreet beginning October 26, 1999.

         There were no material relationships or intercompany transactions between the Company and Window On WallStreet prior to the acquisition.

         On January 19, 2000, the Company signed a definitive, 100% share-exchange merger agreement with OnlineTrading.com, an online broker. OnlineTrading.com provides order execution technology that directly accesses electronic communications networks ("ECN's"), and electronically-centered exchanges and market makers, in order to provide OnlineTrading.com's customers with prompt and efficient order execution that avoids traditional market maker participation and brokerage order-flow arrangements.

         Pursuant to an Agreement and Plan of Merger and Reorganization, as amended (the "Merger Agreement"), and subject to closing, a newly-formed holding company will own 100% of the issued and outstanding capital stock of Omega Research and OnlineTrading.com. Upon completion of the merger, as a result of share exchanges between the holding company and each of Omega Research and OnlineTrading.com, and the listing of the holding company's shares, the holding company will be the sole publicly-traded company in the group with its outstanding shares of common stock listed on The Nasdaq National Market. The holding company will initially be owned between 62% and approximately 57% (on a fully diluted basis) by Omega Research's shareholders and between 38% and approximately 43% (on a fully diluted basis) by OnlineTrading.com's shareholders. The precise percentages will be determined by the formula set forth in the Merger Agreement. Closing of the Merger Agreement is conditioned upon and subject to the effectiveness of a registration statement on Form S-4, originally filed with the SEC on April 17, 2000, as amended, the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of other conditions precedent. Accordingly, the financial statements herein have not been restated to give effect to this pending merger.

7. Recently Issued Accounting Standards

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ended December 31, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

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

RECENT DEVELOPMENTS

         On January 19, 2000, the Company signed the Merger Agreement with OnlineTrading.com, an online broker. OnlineTrading.com provides order execution technology that directly accesses electronic communications networks ("ECN's"), and electronically-centered exchanges and market makers, in order to provide OnlineTrading.com's customers with prompt and efficient order execution that avoids traditional market maker participation and brokerage order-flow arrangements. Closing of the Merger Agreement is conditioned upon and subject to the effectiveness of a registration statement on Form S-4, as amended (which was originally filed with the SEC on April 17, 2000), the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of other conditions precedent.

         On January 25, 2000, the Company launched WindowOnWallStreet.com, its first Internet subscription service. WindowOnWallStreet.com offers streaming real-time charts, quotes and news powered by some of the Company's trading tools. On February 29, 2000, the Company announced that it was accelerating its transition to its new business model by focusing its marketing efforts and resources on WindowOnWallStreet.com (as opposed to its client software products, from which, through March 31, 2000, most of the Company's licensing fees were derived).

         On November 2, 2000, the Company announced the restatement of its financial results for a six-quarter period from the first quarter of 1999 through the second quarter of 2000. This restatement addresses: (1) the timing of revenue recognition with respect to sales of the Company's 2000i product line for which revenues will be recognized as they become due (generally over the 12 to 16 month financing terms for these sales, as monthly payments are due) as compared to recognition of revenue, net of provision for anticipated returns, upon shipment of these products; and (2) the Company's October 1999 merger with Window On WallStreet accounted for under the purchase method of accounting and not under the pooling-of-interests method of accounting. (See Notes 1 and 6 in Notes to Consolidated Financial Statements).

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

         As a result of the change in the business model, the Company's licensing fee revenues are expected to decrease each quarter as the Company focuses its efforts on promoting its Internet subscription services such as WindowOnWallStreet.com, and it is difficult to predict when, if at all, or to what extent, revenues from the Company's Internet subscription services will offset such reductions. To support the change in the business model, the Company expects to increase significantly its product development and infrastructure expenditures. As a result, the Company expects to incur net losses through at least the first quarter of 2001. These anticipated losses could reduce the Company's available cash resources, increase its capital requirements and require the Company to seek debt and/or equity financing. See "Liquidity and Capital Resources" below.

         It should be noted that the results of operations and liquidity and capital resources discussions below do not give effect to the pending merger with OnlineTrading.com. See Item 6 (b) in Part II of this report for the current reports on Form 8-K filed by the Company with respect to the pending merger with OnlineTrading.com.

RESULTS OF OPERATIONS

         The results of operations for the three months ended March 31, 2000 and 1999 have been restated. See Note 1 of Notes to Consolidated Financial Statements. The following table presents, for the periods indicated, certain items in the Company's statements of operations reflected as a percentage of total net revenues:

                                                    Three Months Ended
                                                         March 31,
                                                   --------------------
                                                     2000        1999
                                                   --------    --------
Net revenues:
     Licensing fees                                    67.2 %      71.2 %
     Subscription services                             10.4        --
     Other revenues                                    22.4        28.8
                                                   --------    --------
         Total net revenues                           100.0       100.0
                                                   --------    --------
Operating expenses:
     Cost of licensing fees                             3.1         8.6
     Cost of subscription services                      6.2        --
     Product development                               21.0        19.0
     Sales and marketing                               87.0        68.5
     General and administrative                        19.8        20.1
     Amortization of goodwill                           1.2        --
     Amortization of other intangible assets           14.2        --
                                                   --------    --------
         Total operating expenses                     152.5       116.2
                                                   --------    --------
         Loss from operations                         (52.5)%     (16.2)%
                                                   --------    --------

Three Months Ended March 31, 2000 and 1999

Net Revenues

         Total Net Revenues. The Company's total net revenues increased 55% from $5.6 million in the three months ended March 31, 1999 to $8.7 million in the comparable period of 2000.

         Licensing Fees. Licensing fees are derived from sales of the Company's client software products. Licensing fees increased 46% from $4.0 million in the three months ended March 31, 1999 to $5.8 million in the comparable period of 2000 primarily due to a change in the revenue recognition of sales of the Company's client software products in 1999. Prior to 1999, licensing fees were recognized in full (net of provision for anticipated returns) upon shipment. In 1999, upon the release of the Company's 2000i product line, the Company began recognizing sales on an as due basis in accordance with the payment terms of the sale (generally over a period of up to 12 to 16 months). As a result of the Company's focus on building its Internet subscriber base, it is expected that licensing fees will decrease quarter over quarter as the balance of the 1999 product sales are recognized during 2000 and the number of new licensing fee transactions decreases. It is difficult to predict when, if at all, or to what extent, revenues from the Company's Internet subscription services will offset such reductions in licensing fees.

         Subscription Services. Subscription services revenues were approximately $903,000 for the three months ended March 31, 2000 due to revenues from the Financial Data Cast Network ("FDCN"), the real time market data subscription service acquired in the October 1999 acquisition of Window on WallStreet, and the January 25, 2000 launch of WindowOnWallStreet.com.

         Other Revenues. Other revenues increased 20% from $1.6 million in the three months ended March 31, 1999 to $2.0 million in the comparable period of 2000, primarily due to minimum royalties under the Company's license agreement with Telerate, Inc., a subsidiary of Bridge Information Systems, Inc., increasing by $500,000 per quarter, partially offset by decreases in royalties from end-of-day data vendors.

Operating Expenses

         Cost of Licensing Fees. Cost of licensing fees consists primarily of product media, packaging and inventory costs that are recognized upon shipment of client software products. Cost of licensing fees decreased from approximately $483,000 in the three months ended March 31, 1999 to approximately $272,000 in the comparable period of 2000 due to decreased shipments of client software during the three months ended March 31, 2000 as compared to the same period during the prior year. Cost of licensing fees as a percentage of revenue from licensing fees decreased from 12% in the three months ended March 31, 1999 to 5% in the comparable period of 2000, primarily due to a shift in the recognition of 2000i licensing fee revenue from upon shipment to an as due basis in accordance with the payment terms of the sale.

         Cost of Subscription Services. Cost of subscription services consists primarily of expenses related to the maintenance and support of the Company's server farm, data acquisition and exchange fees. Total cost of subscription services for the three months ended March 31, 2000 was approximately $539,000 or 60% of subscription service revenues due to the recent launch of the Company's WindowOnWallStreet.com subscription service and FDCN. Cost of services related to the Company's subscription business is expected to increase assuming that the Company is successful in continuing to build its subscriber base.

         Product Development. Product development expenses include expenses associated with the development of new products and services (including Internet based products and services), enhancements to existing products and services, testing of products and services and the creation of documentation. Such costs consist primarily of personnel costs and depreciation of computer and related equipment and other facilities expenses. Product development expenses increased 72% from $1.1 million in the three months ended March 31, 1999 to $1.8 million in the comparable period of 2000, primarily resulting from an increase in personnel and related costs of $661,000 due to the number of individuals employed in product development increasing 93% from 45 at March 31, 1999 to 87 at March 31, 2000 (inclusive of 17 product development employees at Window on WallStreet). The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company develops new products and services and enhances existing products and services in connection with its new business model.

         Sales and Marketing. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products, sales commissions, personnel costs for the customer support center and marketing personnel, web site maintenance and administration costs, and shipping expenses. Sales and marketing expenses increased from $3.8 million in the three months ended March 31, 1999 to $7.6 million in the comparable period of 2000, primarily due to increased advertising and promotional expenses of $2.5 million (primarily television advertising) and personnel and related costs of $877,000.

         General and Administrative. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, finance and information technology, professional fees, rent and other facilities expense. General and administrative expenses increased from $1.1 million in the three months ended March 31, 1999 to $1.7 million in the comparable period of 2000 primarily due to the acquisition of Window on WallStreet, and increased personnel and related costs and facilities expense. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of hiring of additional personnel to support the expected growth of the Company as it transforms itself from a client software company to an Internet-based trading platform that includes on-line brokerage services.

         Amortization of Goodwill and Other Intangible Assets. The October 26, 1999 acquisition of Window on WallStreet was accounted for under the purchase method of accounting. The excess purchase price paid (including acquisition costs of $1.2 million) over the net book value of assets was allocated to goodwill and other intangible assets (the value of which was determined by an independent appraisal). Other intangible assets consist of purchased technology and workforce, trademarks, patents, customer lists and non-compete agreements with useful lives ranging from three to four years. For the three months ended March 31, 2000, amortization of goodwill and other intangible assets was approximately $102,000 and $1.2 million, respectively.

Other Income, Net

         Other income, net consists primarily of investment income from cash and cash equivalents and marketable securities. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net decreased from approximately $110,000 in the three months ended March 31, 1999 to approximately $34,000 in the comparable period of 2000 due to decreases in cash and cash equivalents and marketable securities.

Income Taxes

         The Company recorded a benefit for income taxes of $340,000 for the three months ended March 31, 1999. This resulted in an effective tax rate of 43%, which was slightly higher than the 38.6% statutory rate due primarily to the impact of tax free investment income. For the three months ended March 31, 2000, a valuation allowance was recognized to offset the tax benefit associated with losses for the period.

Variability of Results

         The operating results for any quarter are not necessarily indicative of results for any future period or for the full year. The Company's quarterly revenues and operating results have varied in the past, and are likely to vary even further from quarter to quarter in the future due to the Company's transition to new business and revenue models. Such fluctuations may result in volatility in the price of the Company's common stock. As budgeted expenses are based upon expected revenues, if actual revenues on a quarterly basis are below management's expectations, then results of operations are likely to be adversely affected because a relatively small amount of the Company's expenses varies with its revenues in the short term. In addition, operating results may fluctuate based upon the timing, level and rate of acceptance of releases of new products and services and/or enhancements, increased competition, variations in the revenue mix, and announcements of new products and services and/or enhancements by the Company or its competitors and other factors. Such fluctuations may result in the volatility in the price of the Company's common stock.

Liquidity and Capital Resources

         As of March 31, 2000, the Company anticipated that its available cash resources and cash flows from operations would be sufficient to meet its presently anticipated working capital and capital expenditure requirements through the year 2000. However, the Company is experiencing a period of net losses which is expected to continue at least through the first quarter of 2001. Further, as the Company transitions to its new business model, it may need to raise additional funds in order to execute that transition, support more rapid expansion, develop new or enhanced services and products, respond to competitive pressures, acquire complementary businesses or technologies and/or take advantage of unanticipated opportunities. The Company has also recently substantially increased its rental obligations under real property, facilities and equipment leases. The Company's future liquidity and capital requirements will depend upon numerous factors, including the period of time it takes the Company to execute its transition to its new business model, and customer acceptance thereof, costs and timing of expansion of research and development and marketing efforts and the success of such efforts, the success of the Company's existing and new product and service offerings, and competing technological and market developments. The Company's forecast of the period of time through which its financial resources will be adequate to support its operations involves risks and uncertainties, and actual results could vary. The factors described earlier in this paragraph, as well as other factors, will impact the Company's future capital requirements and the adequacy of its available funds. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock.

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

         As of March 31, 2000, the Company had cash and cash equivalents of approximately $1.5 million, investments in short term marketable securities of $1.7 million, and working capital of approximately $12.2 million. Marketable securities consist of investment grade municipal bonds maturing, on average, within a year.

         Cash used in operating activities during the three months ended March 31, 2000 totaled approximately $518,000, compared to cash provided by operating activities of approximately $2.1 million in the comparable period of 1999. The increase in net cash used in operating activities in 2000 was primarily due to the increase in net losses during the first quarter of 2000.

         The Company's investing activities used cash of approximately $366,000 and $562,000 in the three months ended March 31, 2000 and 1999, respectively. The principal use of cash in investing activities was primarily for capital expenditures related to the acquisition of computer and related equipment and software required to support expansion of the Company's operations.

         The Company's financing activities provided cash of approximately $246,000 and $139,000 in the three months ended March 31, 2000 and 1999, respectively. Cash provided was from the issuance of common stock from the exercise of stock options under the Company's Amended and Restated 1996 Incentive Stock Plan.

Recently Issued Accounting Standards

         In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of FASB Statement No. 133. SFAS No. 137 defers for one year the effective date of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 will now apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended by SFAS No. 138, will require the Company to recognize all derivatives on the balance sheet as either assets or liabilities measured at fair value. Derivatives that do not qualify for hedge accounting must be adjusted to fair value through income. The Company will adopt SFAS No. 133 effective for the year ended December 31, 2001. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its consolidated financial statements, as it has entered into no derivative contracts and has no current plans to do so in the future.

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

Forward-Looking Statements

         This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, "believes," "plans," "estimates," "expects," "intends," "anticipates," "may," "will," "should," "could," "upcoming," "potential" and similar expressions, if and to the extent used, are intended to identify forward-looking statements. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested herein. Factors that may cause or contribute to such differences include, but are not limited to, the failure to consummate the pending merger with OnlineTrading.com at all (or on a timely basis) due to regulatory issues (including, without limitation, receipt of further comments from the SEC Staff related to accounting or other matters, and the nature and extent thereof, as a result of the SEC Staff's review of Amendment No. 3 to the Registration Statement) or other reasons; difficulty integrating the two companies from technology, operational and marketing aspects; potential NASD or other broker-dealer regulatory issues arising from the merger and/or the conduct of a brokerage business focused on active traders; the success (and cost) of new marketing strategies as a result of the merger; the pace of WindowOnWallStreet.com paid subscriptions decreasing; the Company's ability to continue to effectuate its Internet strategy and to develop and successfully market the products and services described in this report (and the costs associated therewith); their acceptance in the marketplace; technical difficulties or errors in the products and/or services; market pressure to lower substantially or eliminate pricing on the types of Internet subscription services described as a result of such services being provided at low or no additional costs by brokerages, financial institutions and other financial companies to their customers, or for other market reasons; the Company's customer and active prospect base containing a substantially lower number of interested subscribers and/or brokerage clients than the Company anticipates; the Company's future participation in any merger or other strategic alliance; unfavorable critical reviews; increased competition (including product and price competition); the level of market demand for real-time decision support tools, real-time data and/or online brokerage services and/or web site services generally; the scalability, performance failures and reliability of the Company's real-time market data network; the entrance of new competitors into the market; timing and significance of additional new product and service introductions by the Company and its competitors; general economic and market factors, including changes in securities and financial markets; the adequacy of working capital, cash flows and available financing to fund the new business model and sustain expected operating losses; as well as those set forth in other sections of this report and the Company's other filings with the SEC including, but not limited to, the Company's December 31, 1999 Annual Report on Form 10-K/A (including the section titled "Forward Looking Statements; Business Risks" in
Item 7 thereof), its registration statement on Form S-4 originally filed on April 17, 2000, as amended, and in the Company's press releases, particularly those released during and subsequent to the 1999 third quarter, any of which could have a material adverse effect on the results of operations and financial condition of the Company.

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


                                  OMEGA RESEARCH, INC.
                                  Registrant

November 13, 2000                 /S/ Gregg F. Stewart
-----------------                 ----------------------------------------------
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

                              OMEGA RESEARCH, INC.

                                  EXHIBIT INDEX

EXHIBIT NO.                DOCUMENT DESCRIPTION
-----------                --------------------
   27.1                    Financial Data Schedule