Form 10-Q/A
period 2000-06-30
OMEGA RESEARCH INC
filed 2000-11-14
CIK 1042814

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

The undersigned Registrant hereby amends and restates in its entirety its Quarterly Report on Form 10-Q for the three and six month periods ended June 30, 2000 pursuant to this Form 10-Q/A.

                               TEXT OF AMENDMENTS

Subsequent to the filing of Omega Research, Inc.'s consolidated financial statements for the six months ended June 30, 2000 on Form 10-Q, and in connection with its review of a registration statement on Form S-4 related to the proposed merger with onlinetradinginc.com corp. ("OnlineTrading.com") (see
Note 7 of Notes to Consolidated Financial Statements elsewhere in this report), the Staff of the Securities and Exchange Commission ("SEC") expressed concern about the method of accounting for revenue recognition of licensing fees used by Omega Research, Inc. (the "Registrant" or the "Company") and its method of accounting for the acquisition of Window On WallStreet Inc. ("Window on WallStreet"). As a result of consultation with the Staff of the SEC, the Company restated certain of its annual and quarterly financial statements as discussed below.

As a result of the restatement: (i) beginning in 1999 revenues with respect to the Company's sales of its 2000i products are recognized on an as due basis in accordance with the payment terms of the sales; and (ii) the Company's October 1999 merger with Window On WallStreet was accounted for under the purchase method of accounting.

Accordingly, the purpose of this amendment is to restate the Company's historical consolidated financial statements to reflect these changes. The Company is amending and restating its Form 10-Q for the fiscal quarter ended June 30, 2000 in its entirety in order to amend those items that are affected by the restatement adjustments listed above. The Form 10-Q/A still speaks as of June 30, 2000 (except as otherwise expressly noted herein), and the items herein have been modified or updated as required to reflect the effects of the restatement adjustments to the consolidated financial statements.

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

                              OMEGA RESEARCH, INC.

                                      INDEX

                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

        Consolidated Balance Sheets June 30, 2000 (unaudited)
                  and December 31, 1999................................      4

        Consolidated Statements of Operations Three and six months
                  ended June 30, 2000 and 1999 (unaudited).............      5

        Consolidated Statements of Cash Flows
                  Six months ended June 30, 2000 and 1999 (unaudited)..      6

        Notes to Consolidated Financial Statements (unaudited).........      7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................     11

Item 3. Quantitative and Qualitative Disclosures About Market Risk.....     18

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds......................     19

Item 6. Exhibits and Reports on Form 8-K...............................     19

Signature..............................................................     20

Exhibit Index..........................................................     21

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Restated)

                                                               June 30,       December 31,
                                                                 2000             1999
                                                             ------------     ------------
                                                             (Unaudited)
ASSETS:
-------

CURRENT ASSETS:
     Cash and cash equivalents                               $  3,998,678     $  2,175,852
     Marketable securities                                             --        1,695,304
     Accounts receivable, net                                     946,811        1,976,000
     Income tax receivable                                      7,493,106          589,106
     Other current assets                                         671,751        1,100,648
     Deferred income taxes                                      6,317,000       13,221,000
                                                             ------------     ------------
         Total current assets                                  19,427,346       20,757,910

PROPERTY AND EQUIPMENT, net                                     2,482,086        2,611,454
GOODWILL, net                                                   1,360,832        1,564,958
OTHER INTANGIBLE ASSETS, net                                   11,680,555       14,151,389
OTHER ASSETS                                                    1,411,050          473,344
                                                             ------------     ------------
         Total assets                                        $ 36,361,869     $ 39,559,055
                                                             ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                        $  5,726,214     $  2,786,739
     Accrued expenses                                           2,077,865        1,861,321
     Deferred revenue                                           1,143,530          414,824
                                                             ------------     ------------
         Total current liabilities                              8,947,609        5,062,884
                                                             ------------     ------------
SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 25,000,000
         shares authorized, none issued and outstanding                --               --
     Common stock, $.01 par value; 100,000,000
         shares authorized, 24,589,891 and 24,475,104
         issued and outstanding at June 30, 2000 and
         December 31, 1999, respectively                          245,899          244,751
     Additional paid-in capital                                35,013,730       34,618,412
     Accumulated deficit                                       (7,845,369)        (366,992)
                                                             ------------     ------------
         Total shareholders' equity                            27,414,260       34,496,171
                                                             ------------     ------------
         Total liabilities and shareholders' equity          $ 36,361,869     $ 39,559,055
                                                             ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Restated)
                                   (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                   ------------     ------------     ------------     ------------
                                                       2000             1999             2000             1999
                                                   ------------     ------------     ------------     ------------
NET REVENUES:
     Licensing fees                                $  5,001,534     $  3,795,060     $ 10,848,530     $  7,792,809
     Subscription services                            2,007,791               --        2,910,625               --
     Other revenues                                   2,818,565        2,412,799        4,769,010        4,033,460
                                                   ------------     ------------     ------------     ------------
         Total net revenues                           9,827,890        6,207,859       18,528,165       11,826,269
                                                   ------------     ------------     ------------     ------------
OPERATING EXPENSES:
     Cost of licensing fees                             190,403          455,389          462,698          938,180
     Cost of subscription services                    1,031,701               --        1,571,075               --
     Product development                              2,025,278        1,119,820        3,852,781        2,184,567
     Sales and marketing                              6,038,126        4,536,311       13,610,986        8,386,192
     General and administrative                       2,168,811        1,123,246        3,891,022        2,251,702
     Amortization of goodwill                           102,063               --          204,126               --
     Amortization of other intangible assets          1,235,417               --        2,470,834               --
                                                   ------------     ------------     ------------     ------------
         Total operating expenses                    12,791,799        7,234,766       26,063,522       13,760,641
                                                   ------------     ------------     ------------     ------------
         Loss from operations                        (2,963,909)      (1,026,907)      (7,535,357)      (1,934,372)

OTHER INCOME, net                                        22,638          127,972           56,980          237,675
                                                   ------------     ------------     ------------     ------------
         Loss before income taxes                    (2,941,271)        (898,935)      (7,478,377)      (1,696,697)

INCOME TAX BENEFIT                                           --         (352,000)              --         (692,000)
                                                   ------------     ------------     ------------     ------------
         Net loss                                  $ (2,941,271)    $   (546,935)    $ (7,478,377)    $ (1,004,697)
                                                   ============     ============     ============     ============
LOSS PER SHARE (Note 5):
     Basic and diluted                             $      (0.12)    $      (0.02)    $      (0.30)    $      (0.04)
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

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Restated)
                                   (Unaudited)

                                                                         Six Months Ended
                                                                              June 30,
                                                                    ---------------------------
                                                                       2000            1999
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                       $(7,478,377)    $(1,004,697)
     Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
        Depreciation and amortization                                 3,372,977         405,739
        Compensation expense on stock option grants                      76,839          77,713
        Deferred income tax provision (benefit)                       8,431,000      (5,930,000)
        (Increase) decrease in:
           Accounts receivable                                        1,029,189       3,741,236
           Other current assets                                         428,897         368,254
           Other assets                                                (981,193)       (181,903)
           Income tax receivable                                     (8,431,000)      1,338,260
       Increase (decrease) in:
         Accounts payable                                             2,939,475         405,909
         Accrued expenses                                               216,544         422,571
         Deferred revenue                                               728,706          82,965
                                                                    -----------     -----------
           Net cash provided by (used in) operating activities          333,057        (273,953)
                                                                    -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              (525,162)       (829,571)
     Redemption of/proceeds from maturity of
       marketable securities                                          1,695,304         251,645
     Acquisition of data rights and customer lists                           --         (85,000)
                                                                    -----------     -----------
           Net cash provided by (used in) investing activities        1,170,142        (662,926)
                                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                             319,627         349,246
                                                                    -----------     -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                    1,822,826        (587,633)

CASH AND CASH EQUIVALENTS, beginning of period                        2,175,852       7,436,980
                                                                    -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                            $ 3,998,678     $ 6,849,347
                                                                    ===========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                         $        --     $        --
                                                                    ===========     ===========
     Cash paid for income taxes                                     $        --     $ 3,900,000
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

1. Restatement

         Subsequent to the filing of the Company's Consolidated Financial Statements for the three and six month periods ended June 30, 2000 and in connection with its review of a registration statement on Form S-4 related to the proposed merger with onlinetradinginc.com corp. ("OnlineTrading.com") (see
Note 7), the Staff of the Securities and Exchange Commission ("SEC") expressed concerns about the method of accounting for revenue recognition of licensing fees used by the Company and its method of accounting for the acquisition of Window On WallStreet Inc. ("Window On WallStreet"). As a result of consultation with the Staff of the SEC, the Company restated certain of its annual and quarterly financial statements as discussed below.

         Beginning in 1999 with the launch of the Company's 2000i product line, changes in the Company's client software product sales, including introduction of a new, higher-priced product and longer financing terms, were deemed to alter the predictability of return reserves and the future collectibility of receivables. Accordingly, all 2000i product sales are recognized as they become due (generally over a period of up to 12 to 16 months). Prior to 1999, sales of client software products were recognized, net of anticipated returns, at the time the product was shipped. In addition, the Company's acquisition of Window On WallStreet has been restated to be accounted for under the purchase method of accounting. A summary of the effects of the restatement for the three and six month periods ended June 30, 2000 and 1999 follows:

                                                        Purchase          Revenue
                                      Previously       Accounting       Recognition         As
                                       Reported       Adjustments       Adjustments       Restated
                                     ------------     ------------     ------------     ------------
Three months ended June 30, 2000:
---------------------------------

Net revenues                         $  5,357,407     $         --     $  4,470,483     $  9,827,890
Loss before income taxes               (6,386,274)      (1,337,480)       4,782,483       (2,941,271)
Net loss                               (3,944,274)      (1,337,480)       2,340,483       (2,941,271)
Loss per share:
   Basic and diluted                        (0.16)           (0.05)            0.09            (0.12)

Three months ended June 30, 1999:
---------------------------------

Net revenues                         $ 11,624,035     $   (646,871)    $ (4,769,305)    $  6,207,859
Income (loss) before income taxes         844,294        1,826,076       (3,569,305)        (898,935)
Net loss                                 (181,706)       1,826,076       (2,191,305)        (546,935)
Loss per share:
   Basic and diluted                        (0.01)            0.09            (0.10)           (0.02)

                                                        Purchase          Revenue
                                      Previously       Accounting       Recognition         As
                                       Reported        Adjustments      Adjustments       Restated
                                     ------------     ------------     ------------     ------------
Six months ended June 30, 2000:
-------------------------------

Net revenues                         $ 13,757,982     $         --     $  4,770,183     $ 18,528,165
Loss before income taxes              (11,159,600)      (2,674,960)       6,356,183       (7,478,377)
Net loss                               (6,905,600)      (2,674,960)       2,102,183       (7,478,377)
Loss per share:
   Basic and diluted                        (0.28)           (0.11)            0.09            (0.30)

Six months ended June 30, 1999:
-------------------------------

Net revenues                         $ 22,059,419     $ (1,641,467)    $ (8,591,683)    $ 11,826,269
Income (loss) before income taxes       2,208,395        2,386,591       (6,291,683)      (1,696,697)
Net income (loss)                         468,395        2,386,591       (3,859,683)      (1,004,697)
Earnings (loss) per share:
   Basic                                     0.02             0.11            (0.17)           (0.04)
   Diluted                                   0.02             0.10            (0.16)           (0.04)

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

2. Accounts Receivable

    As of June 30, 2000, and December 31, 1999 accounts receivable were primarily comprised of receivables earned under royalty agreements with entities that market and sell financial market data subscriptions. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $716,000 at June 30, 2000 and December 31, 1999.

3. Restricted Cash

         Cash and cash equivalents at June 30, 2000 include $510,000 of restricted cash held in trust for a credit card clearing agreement and a stand-by letter of credit securing an equipment lease. There was no restricted cash as of December 31, 1999.

4. Deferred Revenue

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

                                      June 30,    December 31,
                                        2000          1999
                                     ----------    ----------

         Subscription services       $1,028,530    $  290,300
         Licensing fees                 115,000            --
         OmegaWorld                          --       124,524
                                     ----------    ----------
                                     $1,143,530    $  414,824
                                     ==========    ==========

5. Loss Per Share

         Weighted average shares outstanding for the three and six month periods ended June 30, 2000 and 1999 are calculated as follows:

                                                Three Months Ended          Six Months Ended
                                                     June 30,                    June 30,
                                             ------------------------    ------------------------
                                                2000          1999          2000          1999
                                             ----------    ----------    ----------    ----------
Weighted average shares
  outstanding (basic)                        24,567,668    22,373,533    24,554,362    22,338,531
Impact of dilutive options after applying
  the treasury stock method                          --            --            --            --
                                             ----------    ----------    ----------    ----------
Weighted average shares
  outstanding (diluted)                      24,567,668    22,373,533    24,554,362    22,338,531
                                             ==========    ==========    ==========    ==========

Options outstanding which are not
   included in the calculation of diluted
   loss per share because their
   impact is antidilutive                     4,334,829     3,176,940     4,334,829     3,176,940
                                             ==========    ==========    ==========    ==========

6. Comprehensive Income

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

7. Business Combinations

         Effective October 26, 1999, the Company acquired Window On WallStreet, a provider of Internet-based streaming real-time market data and a developer of client software and on-line trading strategy tools. Under the terms of the merger agreement, Window On WallStreet shareholders received 1,999,995 newly issued shares of the Company's common stock for all of the issued and outstanding shares of Window On WallStreet's common stock. In addition, the Company (i) repaid in accordance with its terms approximately $4.1 million of debt, (ii) assumed all outstanding stock options to purchase Window On WallStreet common stock which, based on an exchange ratio of 0.210974, were exercisable for an aggregate of 182,529 shares of the Company's common stock and issued to employees 335,000 stock options to purchase the Company's common stock, and (iii) paid fees and costs relating to the acquisition of $1.2 million. The acquisition has been accounted for under the purchase method of accounting.

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

         Pursuant to an Agreement and Plan of Merger and Reorganization, as amended (the "Merger Agreement"), and subject to closing, a newly-formed holding company named TradeStation Group, Inc. (f/k/a OnlineTrading.com Group, Inc.) ("TradeStation Group") will own 100% of the issued and outstanding capital stock of Omega Research (which, upon consummation of the merger, is to be renamed TradeStation Technologies, Inc.) and OnlineTrading.com. (which, as soon as practicable after the consummation of the merger, is to be renamed TradeStation Securities, Inc.). Upon completion of the merger, as a result of share exchanges between TradeStation Group and each of Omega Research and OnlineTrading.com, and the listing of TradeStation Group shares, TradeStation Group will be the sole publicly-traded company in the group with its outstanding shares of common stock listed on The Nasdaq National Market. TradeStation Group will initially be owned between 62% and approximately 57% (on a fully diluted basis) by Omega Research's shareholders and between 38% and approximately 43% (on a fully diluted basis) by OnlineTrading.com's shareholders. The precise percentages will be determined by the formula set forth in the Merger Agreement. Closing of the Merger Agreement is conditioned upon and subject to the effectiveness of a registration statement on Form S-4, originally filed with the SEC on April 17, 2000, as amended, the approval of the shareholders of each of Omega Research and OnlineTrading.com, and the satisfaction of other conditions precedent. Accordingly, the financial statements herein have not been restated to give effect to this pending merger.

8. Recently Issued Accounting Standards

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

         On January 25, 2000, the Company launched WindowOnWallStreet.com, its first Internet subscription service. WindowOnWallStreet.com offers streaming real-time charts, quotes and news powered by some of the Company's trading tools. On February 29, 2000, the Company announced that it was accelerating its transition to its new business model by focusing its marketing efforts and resources on WindowOnWallStreet.com (as opposed to its client software products, from which, through June 2000, substantially all of the Company's licensing fees were derived). The Company discontinued all advertising for its client software products at the end of May 2000.

         On November 2, 2000, the Company announced the restatement of its financial results for a six-quarter period from the first quarter of 1999 through the second quarter of 2000. This restatement addresses: (1) the timing of revenue recognition with respect to sales of the Company's 2000i product line for which revenues will be recognized as they become due (generally over the 12 to 16 month financing terms for these sales, as monthly payments are due) as compared to recognition of revenue, net of provision for anticipated returns upon shipment of these products; (2) the Company's October 1999 merger with Window On WallStreet accounted for under the purchase method of accounting and not under the pooling-of-interests method of accounting. (See Notes 1 and 7 in Notes to Consolidated Financial Statements).

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

         As a result of the change in the business model, the Company's licensing fees are expected to decrease each quarter as the Company focuses its efforts on promoting its Internet subscription services such as WindowOnWallStreet.com, and it is difficult to predict when, if at all, or to what extent, revenues from the Company's Internet subscription services will offset such reductions. To support the change in the business model, the Company expects to increase significantly its product development and infrastructure expenditures. As a result, the Company expects to incur net losses through at least the first quarter of 2001. These anticipated losses could reduce the Company's available cash resources, increase its capital requirements and require the Company to seek debt and/or equity financing. See "Liquidity and Capital Resources" below.

         It should be noted that the results of operations discussion below does not give effect to the pending merger with OnlineTrading.com. See Item 6(b) in
Part II of this report for the current report on Form 8-K filed by the Company with respect to the pending merger with OnlineTrading.com.

RESULTS OF OPERATIONS

         The results of operations for the three and six month periods ended June 30, 2000 and 1999 have been restated. See Note 1 of Notes to Consolidated Financial Statements. The following table presents, for the periods indicated, certain items in the Company's statements of operations reflected as a percentage of total net revenues:

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                              --------------------    --------------------
                                                2000        1999        2000        1999
                                              --------    --------    --------    --------
NET REVENUES:
   Licensing fees                                 50.9%       61.1%       58.6%       65.9 %
   Subscription services                          20.4        --          15.7        --
   Other revenues                                 28.7        38.9        25.7        34.1
                                              --------    --------    --------    --------
       Total net revenues                        100.0       100.0       100.0       100.0
                                              --------    --------    --------    --------
OPERATING EXPENSES:
   Cost of licensing fees                          2.0         7.3         2.5         8.0
   Cost of subscription services                  10.5        --           8.5        --
   Product development                            20.6        18.0        20.8        18.5
   Sales and marketing                            61.4        73.1        73.5        70.9
   General and administrative                     22.1        18.1        21.0        19.0
   Amortization of goodwill                        1.0        --           1.1        --
   Amortization of other intangible assets        12.6        --          13.3        --
                                              --------    --------    --------    --------
       Total operating expenses                  130.2       116.5       140.7       116.4
                                              --------    --------    --------    --------
       Loss from operations                      (30.2)%     (16.5)%     (40.7)%     (16.4)%
                                              --------    --------    --------    --------

Three Months Ended June 30, 2000 and 1999

Net Revenues

         Total Net Revenues. The Company's total net revenues increased from $6.2 million in the three months ended June 30, 1999 to $9.8 million in the comparable period of 2000.

         Licensing Fees. Licensing fees are derived from sales of the Company's client software products. Licensing fees increased 32% from $3.8 million in the three months ended June 30, 1999 to approximately $5.0 million in the comparable period of 2000 primarily due to a change in the revenue recognition of sales of the Company's client software products in 1999. Prior to 1999, licensing fees were recognized in full (net of provision for anticipated returns) upon shipment. In 1999, upon the release of the Company's 2000i product line, the Company began recognizing sales on an as due basis in accordance with the payment terms of the sale (generally over a period of up to 12 to 16 months). As a result of the Company's focus on building its Internet subscriber base, it is expected that licensing fees will decrease quarter over quarter as the balance of the 1999 product sales are recognized during 2000 and the number of new licensing fee transactions decreases. It is difficult to predict when, if at all, or to what extent, revenues from the Company's Internet subscription services will offset such reductions in licensing fees.

         Subscription Services. Subscription services revenues totaled $2.0 million for the three months ended June 30, 2000, primarily due to the January 25, 2000 launch of WindowOnWallStreet.com, which contributed revenues of $1.7 million during the period, and, to a lesser extent, revenue from the Financial Data Cast Network ("FDCN"), the real time market data subscription service acquired in the October 1999 acquisition of Window on WallStreet.

         Other Revenues. Other revenues increased 17% from $2.4 million in the three months ended June 30, 1999 to $2.8 million in the comparable period of 2000, primarily due minimum royalties under the Company's license agreement with Telerate, Inc., a subsidiary of Bridge Information Systems, Inc. ("Bridge Telerate") increasing by $500,000 per quarter, partially offset by decreases in royalties from end-of-day data vendors and revenues generated from OmegaWorld, the Company's annual conference.

Operating Expenses

         Cost of Licensing Fees. Cost of licensing fees consists primarily of product media, packaging and inventory costs that are recognized upon shipment of client software products. Cost of licensing fees decreased from approximately $455,000 in the three months ended June 30, 1999 to approximately $190,000 in the comparable period of 2000 due to decreased shipments of client software during the three months ended June 30, 2000 as compared to the same period during the prior year. Cost of licensing fees as a percentage of net licensing fees decreased from 12% in the three months ended June 30, 1999 to 4% in the comparable period of 2000, primarily due to a shift in the recognition of 2000i licensing fees revenue from upon shipment to an as due basis in accordance with the payment terms of the sale.

         Cost of Subscription Services. Cost of subscription services consists primarily of expenses related to the operation, maintenance and support of the Company's server farm, and data distribution and exchange fees. Total cost of subscription services for the three months ended June 30, 2000 was approximately $1.0 million or 51% of subscription service revenues due to the launch of the Company's WindowOnWallStreet.com subscription service and FDCN. Cost of services related to the Company's subscription business is expected to increase assuming that the Company is successful in continuing to build its subscriber base.

         Product Development. Product development expenses include expenses associated with the development of new products and services (including Internet based products and services), enhancements to existing products and services, testing of products and services and the creation of documentation. Such costs consist primarily of personnel costs and depreciation of computer and related equipment and other facilities expenses. Product development expenses increased 81% from $1.1 million in the three months ended June 30, 1999 to $2.0 million in the comparable period of 2000, primarily resulting from an increase in personnel and related costs of $719,000 due to the number of personnel in product development increasing 75% from 51 at June 30, 1999 to 89 at June 30, 2000 (inclusive of 15 product development employees at Window on WallStreet). The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company develops new products and services and enhances existing products and services in connection with its new business model, including completion of the development of TradeStation.com and integration of TradeStation.com with direct access order execution technology.

         Sales and Marketing. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products, sales commissions, personnel costs for the customer support center and marketing personnel, web site maintenance and administration costs, and shipping expenses. Sales and marketing expenses increased from $4.5 million in the three months ended June 30, 1999 to $6.0 million in the comparable period of 2000, primarily due to increased advertising and promotional expenses of $1.9 million (primarily television advertising) and, to a lesser extent, increased OmegaWorld expenses, offset by decreased personnel costs related to the restructuring of the Company's sales team at the end of the first quarter of 2000 and travel costs related to the Company's discontinued sales seminars. The Company continues to evaluate its level of advertising expenditures on a quarterly basis. During the third quarter of 2000, the Company anticipates a reduction in advertising expense as compared to the quarter ended June 30, 2000, and it is not known what impact, if any, such reduction will have on its future subscription services revenue.

         General and Administrative. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, finance and information technology, consulting and professional fees, rent and other facilities expenses. General and administrative expenses increased from $1.1 million in the three months ended June 30, 1999 to $2.2 million in the comparable period of 2000, primarily as a result of increased facility expenses, consulting and professional fees and travel costs, and the addition of administrative costs associated with Window on WallStreet. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of hiring of additional personnel to support the expected growth of the Company as it transforms itself from a client software company to an Internet-based trading platform that includes on-line brokerage services.

         Amortization of Goodwill and Other Intangible Assets. The October 26, 1999 acquisition of Window on WallStreet was accounted for under the purchase method of accounting. The excess purchase price paid (including acquisition costs of $1.2 million) over the net book value of assets was allocated to goodwill and other intangible assets (the value of which was determined by an independent appraisal). Other intangible assets consist of purchased technology and workforce, trademarks, patents, customer lists and non-compete agreements with useful lives ranging from three to four years. Amortization of goodwill and other intangible assets for the three months ended June 30, 2000 was approximately $102,000 and $1.2 million, respectively.

Other Income, Net

         Other income, net consists primarily of investment income from cash and cash equivalents and marketable securities. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net decreased from $128,000 in the three months ended June 30, 1999 to $23,000 in the comparable period of 2000 due to decreases in cash and cash equivalents and marketable securities.

Six Months Ended June 30, 2000 and 1999

Net Revenues

         Total Net Revenues. The Company's total net revenues increased 57% from $11.8 million in the six months ended June 30, 1999 to $18.5 million in the comparable period of 2000.

         Licensing Fees. Licensing fees increased 39% from $7.8 million in the six months ended June 30, 1999 to $10.8 million in the comparable period of 2000 primarily due to recognition of 1999 sales during 2000 on an as due basis. As a result of the Company's focus on building its Internet subscriber base, it is expected that licensing fees will decrease quarter over quarter as the balance of the 1999 product sales are recognized during 2000 and the number of new licensing fee transactions decrease. It is difficult to predict when, if at all, or to what extent, revenues from the Company's Internet subscription services will offset such reductions in licensing fees.

         Subscription Services. Subscription services revenues totaled $2.9 million in the six months ended June 30, 2000 primarily due to the January 25, 2000 launch of WindowOnWallStreet.com, which contributed $2.1 million during the period, and, to a lesser extent, revenue from FDCN, the real time market data subscription service acquired in the October 1999 acquisition of Window on WallStreet.

         Other Revenues. Other revenues increased 18% from $4.0 million in the six months ended June 30, 1999 to $4.8 million in the comparable period of 2000, primarily due to minimum royalties under the Company's license agreement with Bridge Telerate increasing by $500,000 per quarter, partially offset by decreases in royalties from end-of-day data vendors and revenues generated from OmegaWorld.

Operating Expenses

         Cost of Licensing Fees. Cost of licensing fees decreased from approximately $938,000 in the six months ended June 30, 1999 to approximately $463,000 in the comparable period of 2000 due to decreased shipments of client software during the six months ended June 30, 2000 as compared to the same period during the prior year. Cost of licensing fees as a percentage of net licensing fees decreased from 12% in the six months ended June 30, 1999 to 4% in the comparable period of 2000, primarily due to a shift in the recognition of 2000i licensing fee revenue from upon shipment to an as due basis in accordance with the payment terms of the sale.

         Cost of Subscription Services. Cost of subscription services for the six months ended June 30, 2000 was approximately $1.6 million or 54% of subscription service revenues due to the launch of the Company's
WindowOnWallStreet.com subscription service and FDCN. Cost of services related to the Company's subscription business is expected to increase assuming that the Company is successful in continuing to build its subscriber base.

         Product Development. Product development expenses increased 76% from $2.2 million in the six months ended June 30, 1999 to $3.9 million in the comparable period of 2000, primarily due to an increase in personnel and related costs of $1.4 million due to the number of personnel in product development increasing 75% from 51 at June 30, 1999 to 89 at June 30, 2000 (inclusive of 15 product development employees at Window on WallStreet), and, to a lesser extent, increased facility expenses and consulting fees. The Company anticipates that the absolute dollar amount of product development expenses will increase for the foreseeable future as the Company develops new products and services and enhances existing products and services in connection with its new business model, including completion of the development of TradeStation.com and integration of TradeStation.com with direct access order execution technology.

         Sales and Marketing. Sales and marketing expenses increased from $8.4 million in the six months ended June 30, 1999 to $13.6 million in the comparable period of 2000, primarily due to increased advertising of $4.1 million (primarily television advertising), increased personnel and related expenses of $630,000 (mainly related to the first quarter of 2000) and, to a lesser extent, increased OmegaWorld expenses.

         General and Administrative. General and administrative expenses increased from $2.3 million in the six months ended June 30, 1999 to $3.9 million in the comparable period of 2000, primarily due to increased facility costs and administrative costs associated with Window on WallStreet. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of hiring of additional personnel to support the expected growth of the Company as it transforms itself from a client software company to an Internet-based trading platform that includes on-line brokerage services.

         Amortization of Goodwill and Other Intangible Assets. Amortization of goodwill and other intangible assets for the six months ended June 30, 2000 was approximately $204,000 and $2.5 million, respectively.

Other Income, Net

         Other income, net decreased from $238,000 in the six months ended June 30, 1999 to $57,000 in the comparable period of 2000 due to decreases in cash and cash equivalents and marketable securities.

Income Taxes

         The Company recorded a benefit for income taxes of $352,000 and $692,000 for the three and six months ended June 30, 1999, respectively, resulting in an effective tax rate of 39% and 41%, respectively. The effective tax rate of 41% for the six months ended June 30, 1999 was slightly higher than the 38.6% statutory rate due primarily to the impact of tax free investment income. For the three and six months ended June 30, 2000, a valuation allowance was recognized to offset the tax benefit associated with losses for the periods.

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

Liquidity and Capital Resources

         As of June 30, 2000, the Company believed that, after giving effect to the pending merger with OnlineTrading.com, it would have cash resources and cash flows from operations sufficient to meet currently anticipated working capital and capital expenditure requirements for at least the next twelve months. The merger has already been approved, through agreements with each company's affiliated shareholders, by a majority of the outstanding shares of each company, and has received regulatory approval from the NASD. Closing of the merger is expected by the end of December 2000. The combined cash, cash equivalents and marketable securities of the companies as of June 30, 2000 are approximately $19.0 million (approximately $4.0 million from the Company and approximately $15.0 million from OnlineTrading.com). In addition, the Company has an income tax receivable of $7.5 million as of June 30, 2000 related to carry-back claims for prior periods that will be realized subsequent to the filing of the Company's 2000 federal income tax return.

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

         Given the regulatory approval of the merger by the NASD and the contractually promised approval by the requisite shareholders and the recent resolution, the Company believes, of certain accounting issues raised by the SEC Staff, the Company does not believe that the merger will not close or that the closing will be further delayed beyond December 2000. However, in the event this should occur and/or the Company's limited available cash and cash equivalents are depleted sooner than expected, the Company would likely reposition and restructure its business strategies as necessary, such as appropriate marketing, sales and general and administrative cost reductions and appropriate shifts of focus on its available product and service offerings, and explore possible debt and/or equity financing arrangements. These matters have been explored and several implemented, and the Company is reasonably comfortable that, in the event of a further delay, or failure, to close the merger and/or the depletion of its current limited available cash and cash equivalents sooner than expected, the Company should have cash resources and cash flows from operations sufficient to meet currently anticipated working capital and capital expenditure requirements for approximately the next twelve months. To further support the transition to the business model, the Company is in the process of finalizing a short-term revolving credit facility in the amount of $3.0 million to provide the Company with additional liquidity, should it be required, prior to the closing of the merger.

         There can be no assurance that additional financing (debt or equity) including the short-term revolving credit facility discussed above, if or to the extent required, will be available when needed on terms favorable to the Company, if at all. If adequate funds are not available on acceptable terms, the Company may be unable to complete effectively its transition to its new business model, develop or enhance its services and products, take advantage of future opportunities, or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If additional funds are raised through the issuance of equity securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution in net book value per share or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company's common stock. See also "Forward-Looking Statements" below.

         As of June 30, 2000, the Company had cash and cash equivalents of approximately $4.0 million, with working capital of approximately $10.5 million.

         Cash provided by operating activities during the six months ended June 30, 2000 totaled approximately $333,000, compared to cash used in operating activities of approximately $274,000 in the comparable period of 1999. The increase in net cash provided by operations in 2000 compared to the same period of 1999 was primarily due to a increases in accounts payable and deferred revenues, partially offset by higher net losses during the six months ended June 30, 2000.

         The Company's investing activities provided cash of approximately $1.2 million during the six months ended June 30, 2000 compared to cash used in investing activities of approximately $663,000 in the comparable period of 1999. Cash was provided from the redemption or maturity of marketable securities partially offset by capital expenditures related to the acquisition of computers and related equipment and software required to support the transition by the Company into its new business model.

         The Company's financing activities provided cash of approximately $320,000 and $349,000 in the six months ended June 30, 2000 and 1999, respectively. Cash provided was from the issuance of common stock upon the exercise of stock options under the Company's Amended and Restated 1996 Incentive Stock Plan during 1999 and 2000.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company will be required to adopt SAB 101 by the fourth quarter of 2000. The adoption of SAB 101 is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

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

Forward-Looking Statements

         This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, "believes," "plans," "estimates," "expects," "intends," "anticipates," "may," "will," "should," "could," "upcoming," "potential" and similar expressions, if and to the extent used, are intended to identify forward-looking statements. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested herein. Factors that may cause or contribute to such differences include, but are not limited to, the failure to consummate the pending merger with OnlineTrading.com at all (or on a timely basis) due to regulatory issues (including, without limitation, receipt of further comments from the SEC Staff related to accounting or other matters, and the nature and extent thereof, as a result of the SEC Staff's review of Amendment No. 3 to the Registration Statement) or other reasons; the adequacy of working capital, cash flows and available or adequate financing to fund the new business model and sustain expected operating losses, including as a result of failure by the Company to close its $3.0 million revolving credit facility or receive all or part of its expected tax refunds; delays in the contemplated time period for the Company to complete its transition to the new business model; difficulty integrating the Company and OnlineTrading.com from technology, operational and marketing aspects; potential NASD or other broker-dealer regulatory issues arising from the merger and/or the conduct of a brokerage business focused on active traders; the success (and cost) of new marketing strategies as a result of the merger; the pace of WindowOnWallStreet.com paid subscriptions decreasing; the Company's ability to continue to effectuate its Internet strategy and to develop and successfully market the products and services described in this report (and the costs associated therewith) and their acceptance in the marketplace; technical difficulties or errors in the products and/or services; market pressure to lower substantially or eliminate pricing on the types of Internet subscription services described as a result of such services being provided at low or no additional costs by brokerages, financial institutions and other financial companies to their customers, or for other market reasons; the Company's customer and active prospect base containing a substantially lower number of interested subscribers and/or brokerage clients than the Company anticipates; the Company's future participation in any merger or other strategic alliance; unfavorable critical reviews; increased competition (including product and price competition); the level of market demand for real-time decision support tools, real-time data and/or online brokerage services and/or web site services generally; the scalability, performance failures and reliability of the Company's real-time market data network; the entrance of new competitors into the market; timing and significance of additional new product and service introductions by the Company and its competitors; general economic and market factors, including changes in securities and financial markets; and other risks and uncertainties indicated from time to time; as well as those set forth in other sections of this report and the Company's other filings with the SEC including, but not limited to, the Company's December 31, 1999 Annual Report on Form 10-K/A (including in the section titled "Forward Looking Statements; Business Risks" in Item 7 thereof), its registration statement on Form S-4 originally filed on April 17, 2000, as amended, and in the Company's press releases, particularly those released during and subsequent to the 1999 third quarter, any of which could have a material adverse effect on the results of operations and financial condition of the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable.

                           PART II - OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Sales of Unregistered Securities

         During the three months ended June 30, 2000, the Company issued to 53 employees options to purchase an aggregate of 306,750 shares of Common Stock pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan (the "Incentive Plan"). All such options vest ratably over a five-year period and are exercisable at prices ranging from $2.72 to $4.69 per share, which were the respective fair market values of the Company's Common Stock on the respective dates on which the options were granted. The options expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

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

November 14, 2000                 /S/ Gregg F. Stewart
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