Form 10-Q
period 2000-09-30
OMEGA RESEARCH INC
filed 2000-11-14
CIK 1042814

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


                 8700 West Flagler Street, Miami, Florida 33174
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (305) 485-7000
                 ----------------------------------------------
              (Registrant's telephone number, including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__  No _____



     As of November 8, 2000 there were 24,604,161 shares of the Registrant's
                           Common Stock outstanding.

                              OMEGA RESEARCH, INC.

                                      INDEX

                                                                                                Page
                                                                                                ----
PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements:

           Consolidated Balance Sheets
             September 30, 2000 (unaudited) and December 31, 1999.............................      3

           Consolidated Statements of Operations
             Three and nine months ended September 30, 2000 and 1999 (unaudited)..............      4

           Consolidated Statements of Cash Flows
             Nine months ended September 30, 2000 and 1999 (unaudited)........................      5

                  Notes to Consolidated Financial Statements (unaudited)......................      6

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................................     10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.........................     17

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities and Use of Proceeds...........................................     18
Item 6.   Exhibits and Reports on Form 8-K....................................................     18
Signature.....................................................................................     19
Exhibit Index.................................................................................     20

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,           December 31,
                                                                       2000                   1999
                                                                   -------------           ------------
                                                                  (Unaudited)               (Restated)
ASSETS:
-------

CURRENT ASSETS:
     Cash and cash equivalents                                     $  1,523,334           $  2,175,852
     Marketable securities                                                   --              1,695,304
     Accounts receivable, net                                           694,000              1,976,000
     Income tax receivable                                            8,242,105                589,106
     Other current assets                                               646,615              1,100,648
     Deferred income taxes                                            4,983,000             13,221,000
                                                                   ------------           ------------
         Total current assets                                        16,089,054             20,757,910

PROPERTY AND EQUIPMENT, net                                           2,146,603              2,611,454
GOODWILL, net                                                         1,258,769              1,564,958
OTHER INTANGIBLE ASSETS, net                                         10,445,138             14,151,389
OTHER ASSETS                                                          1,585,454                473,344
DEFERRED INCOME TAXES                                                   585,000                     --
                                                                   ------------           ------------

         Total assets                                              $ 32,110,018           $ 39,559,055
                                                                   ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY:
-------------------------------------

CURRENT LIABILITIES:
     Accounts payable                                              $  3,685,472           $  2,786,739
     Accrued expenses                                                 1,978,788              1,861,321
     Deferred revenue                                                 1,005,915                414,824
                                                                   ------------           ------------
         Total current liabilities                                    6,670,175              5,062,884
                                                                   ------------           ------------

SHAREHOLDERS' EQUITY:
     Preferred stock, $.01 par value; 25,000,000
         shares authorized, none issued and outstanding                      --                     --
     Common stock, $.01 par value; 100,000,000
         shares authorized, 24,603,081 and 24,475,104
         issued and outstanding at September 30, 2000 and
         December 31, 1999, respectively                                246,031                244,751
     Additional paid-in capital                                      35,078,519             34,618,412
     Accumulated deficit                                             (9,884,707)              (366,992)
                                                                   ------------           ------------

         Total shareholders' equity                                  25,439,843             34,496,171
                                                                   ------------           ------------

         Total liabilities and shareholders' equity                $ 32,110,018           $ 39,559,055
                                                                   ============           ============

        The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended                      Nine Months Ended
                                                                September 30,                           September 30,
                                                      -----------------------------           -----------------------------
                                                          2000             1999                   2000             1999
                                                      ------------     ------------           ------------     ------------
                                                                        (Restated)                              (Restated)
NET REVENUES:
     Licensing fees                                   $  4,099,930     $  4,495,723           $ 14,948,460     $ 12,288,532
     Subscription services                               2,562,336               --              5,472,961               --
     Other revenues                                      1,885,961        1,600,324              6,654,971        5,633,784
                                                      ------------     ------------           ------------     ------------

         Total net revenues                              8,548,227        6,096,047             27,076,392       17,922,316
                                                      ------------     ------------           ------------     ------------

OPERATING EXPENSES:
     Cost of licensing fees                                 31,347          459,638                494,045        1,397,818
     Cost of subscription services                       1,195,937               --              2,767,012               --
     Product development                                 1,788,046        1,116,895              5,640,827        3,301,462
     Sales and marketing                                 4,194,929        4,440,324             17,805,915       12,826,516
     General and administrative                          2,068,816          627,099              5,959,838        2,878,801
     Amortization of goodwill                              102,063               --                306,189               --
     Amortization of other intangible assets             1,235,417               --              3,706,251               --
                                                      ------------     ------------           ------------     ------------

         Total operating expenses                       10,616,555        6,643,956             36,680,077       20,404,597
                                                      ------------     ------------           ------------     ------------

         Loss from operations                           (2,068,328)        (547,909)            (9,603,685)      (2,482,281)

OTHER INCOME, net                                           28,990           83,736                 85,970          321,411
                                                      ------------     ------------           ------------     ------------

         Loss before income taxes                       (2,039,338)        (464,173)            (9,517,715)      (2,160,870)

INCOME TAX BENEFIT                                              --         (204,000)                    --         (896,000)
                                                      ------------     ------------           ------------     ------------

         Net loss                                     $ (2,039,338)    $   (260,173)          $ (9,517,715)    $ (1,264,870)
                                                      ============     ============           ============     ============


LOSS PER SHARE (Note 5):
     Basic and diluted                                $      (0.08)    $      (0.01)          $      (0.39)    $      (0.06)
                                                      ============     ============           ============     ============


        The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                              -----------------------------------
                                                                  2000                   1999
                                                              ------------           ------------
                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                 $ (9,517,715)          $ (1,264,870)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Depreciation and amortization                            5,153,245                645,183
        Compensation expense on stock option grants                115,257                106,644
        Deferred income tax provision (benefit)                 10,458,000             (6,866,000)
        (Increase) decrease in:
          Accounts receivable                                    1,282,000              6,243,355
          Other current assets                                     454,033                347,298
          Other assets                                          (1,177,341)              (135,971)
          Income tax receivable                                (10,458,000)              (963,106)
        Increase (decrease) in:
          Accounts payable                                         898,733                344,008
          Accrued expenses                                         117,468                326,831
          Deferred revenue                                         591,091                 (1,660)
                                                              ------------           ------------
           Net cash used in operating activities                (2,083,229)            (1,218,288)
                                                              ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                         (610,723)            (1,084,063)
     Redemption of/proceeds from maturity of
       marketable securities                                     1,695,304              1,263,815
     Acquisition of data rights and customer lists                      --               (120,000)
                                                              ------------           ------------
           Net cash provided by investing activities             1,084,581                 59,752
                                                              ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                   346,130                418,627
                                                              ------------           ------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                (652,518)              (739,909)

CASH AND CASH EQUIVALENTS, beginning of period                   2,175,852              7,436,980
                                                              ------------           ------------
CASH AND CASH EQUIVALENTS, end of period                      $  1,523,334           $  6,697,071
                                                              ============           ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                   $         --           $         --
                                                              ============           ============
     Cash paid for income taxes                               $         --           $  6,933,366
                                                              ============           ============


        The accompanying notes are an integral part of these consolidated financial statements.

                      OMEGA RESEARCH, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (All notes and related disclosures applicable to the three and nine month periods ended September 30, 2000 and 1999 are unaudited)

    The accompanying financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in the Annual Report on Form 10-K/A of Omega Research, Inc. (the "Company" or "Omega Research") for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 have been made. The results of operations and cash flows for an interim period are not necessarily indicative of the results of operations or cash flows that may be reported for the year or for any subsequent period.

1.  Restatement

    Subsequent to the filing of the Company's Consolidated Financial
Statements for the nine months ended September 30, 1999 and in connection with its review of a registration statement on Form S-4 related to the proposed merger with onlinetradinginc.com corp. ("OnlineTrading.com") (see Note 7), the Staff of the Securities and Exchange Commission ("SEC") expressed concerns about the method of accounting for revenue recognition of licensing fees used by the Company and its method of accounting for the acquisition of Window On WallStreet Inc. ("Window On WallStreet"). As a result of consultation with the Staff of the SEC, the Company restated certain of its annual and quarterly financial statements as discussed below.

    Beginning in 1999 with the launch of the Company's 2000i product line, changes in the Company's client software product sales, including introduction of a new, higher-priced product and longer financing terms, were deemed to alter the predictability of return reserves and the future collectibility of receivables. Accordingly, all 2000i product sales are recognized as they become due (generally over a period of up to 12 to 16 months). Prior to 1999, sales of client software products were recognized, net of anticipated returns, at the time the product was shipped. In addition, the Company's acquisition of Window On WallStreet has been restated to be accounted for under the purchase method of accounting. A summary of the effects of the restatement for the three and nine month periods ended September 30, 1999 follows:

                                                               Purchase           Revenue
                                             Previously       Accounting        Recognition           As
                                              Reported        Adjustments       Adjustments        Restated
                                          ----------------  ---------------  ----------------  ---------------
Three months ended September 30, 1999:
--------------------------------------

Net revenues                                $   11,482,624    $    (690,064)   $   (4,696,513)   $   6,096,047
Income (loss) before income taxes                1,347,777        1,272,563        (3,084,513)        (464,173)
Net income (loss)                                  366,777        1,272,563        (1,899,513)        (260,173)
Earnings (loss) per share:
  Basic                                               0.02             0.05             (0.08)           (0.01)
  Diluted                                             0.01             0.06             (0.08)           (0.01)

                                                               Purchase           Revenue
                                             Previously       Accounting        Recognition           As
                                              Reported        Adjustments       Adjustments        Restated
                                          ----------------  ---------------  ----------------  ---------------
Nine months ended September 30, 1999:
-------------------------------------

Net revenues                                    33,542,044       (2,331,532)      (13,288,196)      17,922,316
Income (loss) before income taxes                3,556,177        3,659,149        (9,376,196)      (2,160,870)
Net income (loss)                                  835,177        3,659,149        (5,759,196)      (1,264,870)
Earnings (loss) per share:
    Basic and diluted                                 0.03             0.17             (0.26)           (0.06)

    The restatement, as it relates to revenue recognition, relates solely to the timing thereof and has no impact on cash flow. The primary effect of this change is to shift a portion of the 1999 net revenues and operating income to 2000 and, to a lesser extent, to early 2001. This shift in timing of revenue recognition does not change the Company's expectations that its change in business model will result in net losses at least through the first quarter of 2001. The revenue recognition timing changes do not impact revenue recognition for the Company's Internet subscription services or other revenues, or any of the Company's planned service offerings, which are expected to generate the majority of the Company's revenues in the future.

2.  Accounts Receivable

    As of September 30, 2000 and December 31, 1999, accounts receivable were primarily comprised of receivables earned under royalty agreements with entities that market and sell financial market data subscriptions. The Company performs periodic credit evaluations and maintains allowances for potential credit losses of approximately $716,000 at September 30, 2000 and December 31, 1999.

3.  Restricted Cash

    Cash and cash equivalents at September 30, 2000 include $510,000 of restricted cash held in trust for a credit card clearing agreement and a stand-by letter of credit securing an equipment lease. There was no restricted cash as of December 31, 1999.

4.  Deferred Revenue

    Deferred revenue is comprised of deferrals for (i) payments received in advance of service provided or bundled with client software purchases, (ii) payments received for licensing fees prior to the completion of the Company's 30-day trial period and (iii) registration fees and sponsorship and exhibitor deposits for OmegaWorld, the Company's annual conference which is designed to highlight the benefits of trading strategy development and held during the second quarter of each year. Deferred revenue consists of the following as of September 30, 2000 and December 31, 1999:

                                            September 30,        December 31,
                                                2000                1999
                                           ---------------    ----------------

          Subscription services            $       924,915    $        290,300
          Licensing fees                            81,000                  --
          OmegaWorld                                    --             124,524
                                           ---------------    ----------------
                                           $     1,005,915    $        414,824
                                           ===============    ================

5.  Loss Per Share

    Weighted average shares outstanding for the three and nine month periods ended September 30, 2000 and 1999 are calculated as follows:

                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                       -------------------------------    -------------------------------
                                                            2000              1999             2000              1999
                                                       --------------    -------------    --------------    -------------
   Weighted average shares outstanding (basic)             24,596,486       22,445,105        24,568,404       22,374,055
   Impact of dilutive options after applying
     the treasury stock method                                     --               --                --               --
                                                       --------------    -------------    --------------    -------------
   Weighted average shares outstanding (diluted)           24,596,486       22,445,105        24,568,404       22,374,055
                                                       ==============    =============    ==============    =============

   Options outstanding which are not included
     in the calculation of diluted loss per share
     because their impact is antidilutive                   4,308,306        3,262,275         4,308,306        3,262,275
                                                       ==============    =============    ==============    =============


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

    In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs, which applies to all web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The adoption of Issue No. 00-2 during the quarter ended September 30, 2000 did not have a material impact on the financial statements of the Company.

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

    As a result of the change in the business model, the Company's licensing fees are expected to decrease each quarter as the Company focuses its efforts on promoting its Internet subscription services such as WindowOnWallStreet.com, and it is difficult to predict when, if at all, or to what extent, revenues from the Company's Internet subscription services will offset such reductions. To support the change in the business model, the Company expects to increase significantly its product development and infrastructure expenditures. As a result, the Company expects to incur net losses through at least the first quarter of 2001. These anticipated losses could further reduce the Company's limited available cash resources, increase its capital requirements and require the Company to seek debt and/or equity financing. See "Liquidity and Capital Resources" below.

    It should be noted that the results of operations discussion below does not give effect to the pending merger with OnlineTrading.com.

RESULTS OF OPERATIONS

     The results of operations for the three and nine month periods ended September 30, 1999 have been restated. See Note 1 of Notes to Consolidated Financial Statements. The following table presents, for the periods indicated, certain items in the Company's statements of operations reflected as a percentage of total net revenues:

                                                   Three Months Ended                        Nine Months Ended
                                                      September 30,                            September 30,
                                            -------------------------------           -------------------------------
                                                 2000              1999                    2000             1999
                                            --------------    -------------           -------------     -------------
NET REVENUES:
   Licensing fees                                  48.0 %            73.7 %                  55.2 %           68.6 %
   Subscription services                           30.0                --                    20.2               --
   Other revenues                                  22.0              26.3                    24.6             31.4
                                            -----------       -----------             -----------       ----------
       Total net revenues                         100.0             100.0                   100.0            100.0
                                            -----------       -----------             -----------       ----------

OPERATING EXPENSES:
   Cost of licensing fees                           0.4               7.5                     1.8              7.8
   Cost of subscription services                   14.0                 -                    10.2               --
   Product development                             20.9              18.3                    20.9             18.4
   Sales and marketing                             49.1              72.9                    65.8             71.6
   General and administrative                      24.2              10.3                    22.0             16.1
   Amortization of goodwill                         1.2                 -                     1.1               --
   Amortization of other intangible assets         14.4                 -                    13.7               --
                                            -----------       -----------             -----------       -----------
       Total operating expenses                   124.2             109.0                   135.5            113.9
                                            -----------       -----------             -----------       ----------

       Loss from operations                       (24.2)%            (9.0)%                 (35.5)%          (13.9)%
                                            -----------       -----------             -----------       ----------


Three Months Ended September 30, 2000 and 1999

Net Revenues

     Total Net Revenues. The Company's total net revenues increased 40% from $6.1 million in the three months ended September 30, 1999 to $8.5 million in the comparable period of 2000.

     Licensing Fees. Licensing fees are derived from sales of the Company's client software products. Licensing fees decreased from $4.5 million in the three months ended September 30, 1999 to approximately $4.1 million in the comparable period of 2000 primarily due to a decrease in the number of new licensing fee transactions resulting from the Company's change in its business model. As the Company continues to focus on building its Internet subscriber base, it is expected that licensing fees will decrease quarter over quarter. It is difficult to predict when, if at all, or to what extent, revenues from the Company's Internet subscription services will offset such reductions in licensing fees.

     Subscription Services. Subscription services revenues totaled $2.6 million for the three months ended September 30, 2000, primarily due to the January 25, 2000 launch of WindowOnWallStreet.com, which contributed revenues of $2.3 million during the period, and, to a lesser extent, revenues from the Financial Data Cast Network ("FDCN"), the real time market data subscription service acquired in the October 1999 acquisition of Window on WallStreet.

     Other Revenues. Other revenues increased 18% from $1.6 million in the three months ended September 30, 1999 to $1.9 million in the comparable period of 2000, primarily due to minimum royalties under the Company's license agreement with Telerate, Inc., a subsidiary of Bridge Information Systems, Inc. ("Bridge Telerate"), increasing by $500,000 per quarter, partially offset by decreases in royalties from end-of-day data vendors.

Operating Expenses

     Cost of Licensing Fees. Cost of licensing fees consists primarily of product media, packaging and inventory costs that are recognized upon shipment of client software products. Cost of licensing fees decreased from approximately $460,000 in the three months ended September 30, 1999 to approximately $31,000 in the comparable period of 2000 due to decreased shipments of client software products during the three months ended September 30, 2000 as compared to the same period during the prior year. Cost of licensing fees as a percentage of net licensing fees decreased from 10% in the three months ended September 30, 1999 to 1% in the comparable period of 2000, primarily due to a shift in the recognition of 2000 licensing fee revenue from upon shipment to an as due basis in accordance with the payment terms of the sale.

     Cost of Subscription Services. Cost of subscription services consists primarily of expenses related to the operation, maintenance and support of the Company's server farm, and data distribution and exchange fees. Total cost of subscription services for the three months ended September 30, 2000 was approximately $1.2 million or 47% of subscription service revenues due to the launch of the Company's WindowOnWallStreet.com subscription service and FDCN. Cost of services related to the Company's subscription business is expected to increase assuming that the Company is successful in continuing to build its subscriber base.

     Product Development. Product development expenses include expenses associated with the development of new products and services (including Internet based products and services), enhancements to existing products and services, testing of products and services and the creation of documentation. Such costs consist primarily of personnel costs and depreciation of computer and related equipment and other facilities expenses. Product development expenses increased 60% from $1.1 million in the three months ended September 30, 1999 to $1.8 million in the comparable period of 2000, primarily resulting from an increase in personnel and related costs of $564,000 due to the number of personnel in product development increasing 84% from 50 at September 30, 1999 to 92 at September 30, 2000 (inclusive of 17 product development employees at Window on WallStreet). The Company anticipates that the absolute dollar amount of product development expense will increase for the foreseeable future as the Company develops new products and services in connection with its new business model and enhances existing products and services, including completion of the development of TradeStation.com and integration of TradeStation.com with direct access order execution technology.

     Sales and Marketing. Sales and marketing expenses consist primarily of marketing programs, including advertising, brochures, direct mail programs and seminars to promote the Company's products, sales commissions, personnel costs for the customer support center and marketing personnel, web site maintenance and administration costs, and shipping expenses. Sales and marketing expenses decreased from $4.4 million in the three months ended September 30, 1999 to $4.2 million in the comparable period of 2000, primarily due to decreased personnel and related costs of $714,000 related to the restructuring of the Company's sales team at the end of the first quarter of 2000, and, to a lesser extent, decreased shipping costs of $215,000 related to decreased shipments of client software products and decreased travel costs of $176,000 related to the Company's discontinued sales seminars, partially offset by increased advertising expenses of $898,000 (primarily television advertising.) The Company continues to evaluate its level of advertising expenditures on a quarterly basis. The Company decreased advertising expenses for the quarter ended September 30, 2000 by $889,000, or 28%, as compared to the previous quarter ended June 30, 2000, and it is not known what impact, if any, such reduction will have on its future subscription services revenue.

    General and Administrative. General and administrative expenses consist primarily of employee-related costs for administrative personnel such as executive, human resources, finance and information technology, consulting and professional fees, rent and other facilities expenses. General and administrative expenses increased from $627,000 in the three months ended September 30, 1999 to $2.1 million in the comparable period of 2000, primarily as a result of increases in facility expenses of $464,000, consulting and professional fees of $384,000 and personnel and related costs of $384,000. Approximately 20% of the overall increase in general and administrative expenses related to the addition of administrative costs associated with Window on WallStreet's operations. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of hiring of additional personnel to support the expected growth of the Company as it transforms itself from a client software company to an Internet-based trading platform that includes on-line brokerage services.

     Amortization of Goodwill and Other Intangible Assets. The October 26, 1999 acquisition of Window on WallStreet was accounted for under the purchase method of accounting. The excess purchase price paid (including acquisition costs of $1.2 million) over the net book value of assets was allocated to goodwill and other intangible assets (the value of which was determined by an independent appraisal). Other intangible assets consist of purchased technology and workforce, trademarks, patents, customer lists and non-compete agreements with useful lives ranging from three to four years. For the three months ended September 30, 2000, amortization of goodwill and other intangible assets was approximately $102,000 and $1.2 million, respectively.

Other Income, Net

     Other income, net consists primarily of investment income from cash and cash equivalents and marketable securities. The Company generally invests in overnight investments, tax exempt commercial paper and investment grade short-term municipal bonds. The amount of interest income fluctuates based on the amount of funds available for investment and the prevailing interest rates. Other income, net decreased from $84,000 in the three months ended September 30, 1999 to $29,000 in the comparable period of 2000 due to decreases in cash and cash equivalents and marketable securities.

Nine Months Ended September 30, 2000 and 1999

Net Revenues

     Total Net Revenues. The Company's total net revenues increased 51% from $17.9 million in the nine months ended September 30, 1999 to $27.1 million in the comparable period of 2000.

     Licensing Fees. Licensing fees increased 22% from $12.3 million in the nine months ended September 30, 1999 to $14.9 million in the comparable period of 2000 primarily due to a change in the recognition of revenue in 1999 offset by a decrease in the number of new licensing fee transactions during 2000 as compared to 1999 resulting from the Company's change in its business model. Prior to 1999, licensing fees were recognized in full (net of provision for anticipated returns) upon shipment. In 1999, upon the release of the Company's 2000i product line, the Company began recognizing sales on an as due basis in accordance with the payment terms of the sale (generally over a period of up to 12 to 16 months). Licensing fees for the nine months ended September 30, 2000 was higher than the comparable period of 1999 primarily due to the recognition of 1999 sales on an as due basis during 2000. In future quarters, as a result of the Company's focus on building its Internet subscriber base, it is expected that licensing fees will decrease quarter over quarter as the balance of the 1999 product sales are recognized during 2000 and the number of new licensing fee transactions decreases. It is difficult to predict when, if at all, or to what extent, revenues from the Company's Internet subscription services will offset such reductions in licensing fees.

     Subscription Services. Subscription services revenue totaled $5.5 million in the nine months ended September 30, 2000 primarily due to the January 25, 2000 launch of WindowOnWallStreet.com, which contributed $4.5 million during the period, and, to a lesser extent, revenues from FDCN.

     Other Revenues. Other revenues increased 18% from $5.6 million in the nine months ended September 30, 1999 to $6.7 million in the comparable period of 2000, primarily due to minimum royalties under the Company's license agreement with Bridge Telerate increasing by $500,000 per quarter, partially offset by decreases in end-of-day data vendor royalties and revenues generated from OmegaWorld.

Operating Expenses

    Cost of Licensing Fees. Cost of licensing fees decreased from approximately $1.4 million in the nine months ended September 30, 1999 to approximately $494,000 in the comparable period of 2000 due to decreased shipments of client software during the nine months ended September 30, 2000 as compared to the same period during the prior year. Cost of licensing fees as a percentage of net licensing fees decreased from 11% in the nine months ended September 30, 1999 to 3% in the comparable period of 2000, primarily due to a shift in the recognition of 2000 licensing fee revenue from upon shipment to an as due basis in accordance with the payment terms of the sale.

     Cost of Subscription Services. Cost of subscription services for the nine months ended September 30, 2000 was approximately $2.8 million or 51% of subscription service revenues due to the launch of the Company's
WindowOnWallStreet.com subscription service and FDCN. Cost of services related to the Company's subscription business is expected to increase assuming that the Company is successful in continuing to build its subscriber base.

     Product Development. Product development expenses increased 71% from $3.3 million in the nine months ended September 30, 1999 to $5.6 million in the comparable period of 2000, primarily due to an increase in personnel and related costs of $1.9 million due to the number of personnel in product development increasing 84% from 50 at September 30, 1999 to 92 at September 30, 2000 (inclusive of 17 product development employees at Window on WallStreet), and, to a lesser extent, increased facility expenses and consulting fees. The Company anticipates that the absolute dollar amount of product development expenses will increase for the foreseeable future as the Company develops new products and services and enhances existing products and services in connection with its new business model, including completion of the development of TradeStation.com and integration of TradeStation.com with direct access order execution technology.

     Sales and Marketing. Sales and marketing expenses increased from $12.8 million in the nine months ended September 30, 1999 to $17.8 million in the comparable period of 2000, primarily due to increased advertising of $5.0 million (primarily television advertising).

    General and Administrative. General and administrative expenses increased from $2.9 million in the nine months ended September 30, 1999 to $6.0 million in the comparable period of 2000, primarily due to increases in facility expenses of $971,000, personnel costs of $881,000 and, to a lesser extent, consulting and professional fees. In addition, approximately 28% of the overall increase in general and administrative expenses is related to the addition of administrative costs associated with Window on WallStreet's operations. The Company believes that the absolute dollar amount of its general and administrative expenses in the future will depend, to a large extent, on the level of hiring of additional personnel to support the expected growth of the Company as it transforms itself from a client software company to an Internet-based trading platform that includes on-line brokerage services.

     Amortization of Goodwill and Other Intangible Assets. For the nine months ended September 30, 2000, amortization of goodwill and other intangible assets was approximately $306,000 and $3.7 million, respectively.

Other Income, Net

     Other income, net decreased from $321,000 in the nine months ended September 30, 1999 to $86,000 in the comparable period of 2000 due to decreases in cash and cash equivalents and marketable securities.

Income Taxes

     The Company recorded a benefit for income taxes of $204,000 and $896,000 for the three and nine months ended September 30, 1999, respectively, resulting in an effective tax rate of 44% and 41%, respectively. The effective tax rates were slightly higher than the 38.6% statutory rate due primarily to the impact of tax-free investment income. For the three and nine months ended September 30, 2000, a valuation allowance was recognized to offset the tax benefit associated with losses for the periods.

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

Liquidity and Capital Resources

     The Company believes that, after giving effect to the pending merger with OnlineTrading.com, it will have cash resources and cash flows from operations sufficient to meet currently anticipated working capital and capital expenditure requirements for at least the next twelve months. The merger has already been approved, through agreements with each company's affiliated shareholders, by a majority of the outstanding shares of each company, and has received regulatory approval from the NASD. Closing of the merger is expected by the end of December 2000. The combined cash, cash equivalents and marketable securities of the companies as of September 30, 2000 are approximately $17.9 million (approximately $1.5 million from the Company and approximately $16.4 million from OnlineTrading.com). In addition, the Company has an income tax receivable of $8.2 million as of September 30, 2000 related to carryback claims for prior periods that will be realized subsequent to the filing of the Company's 2000 federal income tax return.

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

    Given the regulatory approval of the merger by the NASD and the contractually promised approval by the requisite shareholders and the recent resolution, the Company believes, of certain accounting issues raised by the SEC Staff, the Company does not believe that the merger will not close or that the closing will be further delayed beyond December 2000. However, in the event this should occur and/or the Company's limited available cash and cash equivalents are depleted sooner than expected, the Company would likely reposition and restructure its business strategies as necessary, such as appropriate marketing, sales and general and administrative cost reductions and appropriate shifts of focus on its available product and service offerings, and explore possible debt and/or equity financing arrangements. These matters have been explored and several implemented, and the Company is reasonably comfortable that, in the event of a further delay, or failure, to close the merger and/or the depletion of its current limited available cash and cash equivalents sooner than expected, the Company should have cash resources and cash flows from operations sufficient to meet currently anticipated working capital and capital expenditure requirements for approximately the next twelve months. To further support the transition to the business model, the Company is in the process of finalizing a short-term revolving credit facility in the amount of $3.0 million to provide the Company with additional liquidity, should it be required, prior to the closing of the merger. The facility is expected to be a one-year loan that is guaranteed by the Company's Co-Chief Executive Officers with an interest rate of London Interbank Offered Rate plus 1.70% and contains no equity participation rights or warrants of any kind.

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

     As of September 30, 2000, the Company had cash and cash equivalents of approximately $1.5 million, with working capital of approximately $9.4 million.

     Cash used in operating activities during the nine months ended September 30, 2000 totaled approximately $2.1 million compared to approximately $1.2 million in the comparable period of 1999. The increase in net cash used in operating activities in 2000 compared to the same period of 1999 was primarily due to higher net losses, net of non-cash charges for depreciation and amortization, during the nine months ended September 30, 2000.

     The Company's investing activities provided cash of approximately $1.1 million during the nine months ended September 30, 2000 compared to approximately $60,000 in the comparable period of 1999. Cash was provided from the redemption or maturity of marketable securities partially offset by capital expenditures related to the acquisition of computers and related equipment and software required to support the transition by the Company into its new business model.

     The Company's financing activities provided cash of approximately $346,000 and $419,000 in the nine months ended September 30, 2000 and 1999, respectively. Cash provided was from the issuance of common stock upon the exercise of stock options under the Company's Amended and Restated 1996 Incentive Stock Plan during 1999 and 2000.

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

     In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, Accounting for Web Site Development Costs, which applies to all web site development costs incurred for the quarters beginning after June 30, 2000. The consensus states that the accounting for specific web site development costs should be based on a model consistent with AICPA Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The adoption of Issue No. 00-2 during the quarter ended September 30, 2000 did not have a material impact on the financial statements of the Company.

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

Forward-Looking Statements

     This report contains statements that are forward-looking within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. When used in this report, "believes," "plans," "estimates," "expects," "intends," "anticipates," "may," "will," "should," "could,"

"upcoming," "potential" and similar expressions, if and to the extent used, are intended to identify forward-looking statements. All forward-looking statements are based largely on current expectations and beliefs concerning future events that are subject to substantial risks and uncertainties. Actual results may differ materially from the results suggested herein. Factors that may cause or contribute to such differences include, but are not limited to, the failure to consummate the pending merger with OnlineTrading.com at all (or on a timely basis) due to regulatory issues (including, without limitation, receipt of further comments from the SEC Staff related to accounting or other matters, and the nature and extent thereof, as a result of the SEC Staff's review of Amendment No. 3 to the Registration Statement) or other reasons; the adequacy of working capital, cash flows and available or adequate financing to fund the new business model and sustain expected operating losses, including as a result of failure by the Company to close its $3.0 million revolving credit facility or receive all or part of its expected tax refunds; delays in the contemplated time period for the Company to complete its transition to the new business model; difficulty integrating the Company and OnlineTrading.com from technology, operational and marketing aspects; potential NASD or other broker-dealer regulatory issues arising from the merger and/or the conduct of a brokerage business focused on active traders; the success (and cost) of new marketing strategies as a result of the merger; the decreasing pace of WindowOnWallStreet.com new paid subscriptions; the Company's ability to continue to effectuate its Internet strategy and to develop and successfully market the products and services described in this report (and the costs associated therewith) and their acceptance in the marketplace; technical difficulties or errors in the products and/or services; market pressure to lower substantially or eliminate pricing on the types of Internet subscription services described as a result of such services being provided at low or no additional costs by brokerages, financial institutions and other financial companies to their customers, or for other market reasons; the Company's customer and active prospect base containing a substantially lower number of interested subscribers and/or brokerage clients than the Company anticipates; the Company's future participation in any merger or other strategic alliance; unfavorable critical reviews; increased competition (including product and price competition); the level of market demand for real-time decision support tools, real-time data and/or online brokerage services and/or web site services generally; the scalability, performance failures and reliability of the Company's real-time market data network; the entrance of new competitors into the market; timing and significance of additional new product and service introductions by the Company and its competitors; general economic and market factors, including changes in securities and financial markets; and other risks and uncertainties indicated from time to time; as well as those set forth in other sections of this report and the Company's other filings with the SEC including, but not limited to, the Company's December 31, 1999 Annual Report on Form 10-K/A (including in the section titled "Forward Looking Statements; Business Risks" in Item 7 thereof), its registration statement on Form S-4 originally filed on April 17, 2000, as amended, and in the Company's press releases, any of which could have a material adverse effect on the results of operations and financial condition of the Company.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Applicable.

                           PART II - OTHER INFORMATION


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      Sales of Unregistered Securities

     During the three months ended September 30, 2000, the Company issued to one employee options to purchase 3,000 shares of Common Stock pursuant to the Company's Amended and Restated 1996 Incentive Stock Plan (the "Incentive Plan"). All such options vest ratably over a five-year period and are exercisable at $2.93 per share, which was the fair market value of the Company's Common Stock on the date on which the options were granted. The options expire, if they remain unexercised, on the tenth anniversary of the date on which they were granted.

     All the foregoing options were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. Other than as described above, the Company did not issue or sell any unregistered securities during the third quarter of 2000.

(d)      Use of Proceeds

     The Company effected an initial public offering pursuant to a Registration Statement on Form S-1 (File No. 333-3207) which was declared effective by the Securities and Exchange Commission on September 30, 1997. For a description of the Company's use of proceeds from such offering, see Item 2(d) in Part II of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 and Item 5 in Part II of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. As of September 30, 2000, the balance of net offering proceeds have been used by the Company for working capital purposes.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

             27.1     Financial Data Schedule

(b)          Reports on Form 8-K

     On November 2, 2000, the Company filed a Current Report on Form 8-K, dated November 2, 2000 for an event on November 1, 2000, addressing in Item 5 thereof the issues regarding the timing of revenue recognition and amendments to the Company's historical financial statements as a result thereof that were discussed by the Company in its Form 10-Q for the quarterly period ended June 30, 2000. The Form 8-K also addressed (i) the Company's accounting for its October 1999 acquisition of Window On WallStreet Inc., (ii) the primary impact that the Company's revised accounting methods were expected to have on net revenues and operating income for the quarterly period ended September 30, 2000 and the nine-month period ended September 30, 2000, and (iii) the status of the Company's pending merger with OnlineTrading.com.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  OMEGA RESEARCH, INC.
                                  Registrant

November 14, 2000                 /s/ Gregg F. Stewart
-----------------                 --------------------------------------------
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